Form 10KSB
period 1996-12-31
MICRO HYDRO POWER INC
filed 1997-03-31
CIK 1026488

MICRO-HYDRO POWER, INC. 10KSB 1996


                           U. S. Securities and Exchange Commission
                                    Washington, D.C. 20549

                                         FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                                 Commission File No. 0-21733

                                  MICRO-HYDRO POWER, INC.
                        (Name of Small Business Issuer in its Charter)

             UTAH                                      87-0369035
(State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

                        5525 South 900 East, Suite 110
                           Salt Lake City, UT 84117
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (801) 262-8844



                                N/A
                (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: One Hundredth of One Mill ($0.00001) par value common voting stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X    No        (2)   Yes      No  X
         ---     ---               ---     ---


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 1996 - $ - 0 -

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     March 25, 1997 - $1.49 There are approximately 149,027 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Company, so the Company has arbitrarily valued these shares on the basis of par value(.00001) per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

None; Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               March 25, 1997
                                    300,010*


*Reflects a 100 for 1 reverse split of the outstanding voting securities of the Company, effective July 23, 1996, while retaining the authorized capital at $300 divided into 30,000,000 shares of $0.00001 par value common voting stock, with appropriate adjustments in the stated capital and capital surplus accounts of the corporation, and resulting in a total of 300,000 shares of $0.00001 par value common voting stock being issued and outstanding; provided, however, that no stockholder's holdings shall be reduced to less than 100 shares as a result of the reverse split; and provided, however, further, the 100 share minimum shall be as determined by the President, whether on a stockholder or per certificate basis.


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.



Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

     Micro-Hydro Power, Inc. (the "Company") was organized under the laws of the State of Utah on September 23, 1980, under the name Surety Gold, Inc." The Company was incorporated for the primary purpose of investing in all phases of the natural resource mining industry. The Company was initially authorized to issue a total of 30,000,000 shares of common stock having a par value of ($0.00001) per share, with fully-paid stock not to be liable for further call or assessment. Copies of the Company's initial Articles of Incorporation, Articles of Amendment to the Articles of Incorporation and Bylaws are attached as exhibits to the Registration Statement on Form 10-SB, as filed on November 15, 1996 and are incorporated herein by this reference.
See the Exhibit Index, Part III.

     At the Company's inception, the Board of Directors authorized the issuance of 4,559,022 "unregistered" and "restricted" shares of its common stock to directors, executive officers and persons who may be deemed to have been promoters or founders of the Company for the total consideration of $21,578.68.

     On November 10, 1980, the Company filed with the Secretary of State of the State of Utah an Article of Amendment to the Articles of Incorporation which changed the name of the Company to Micro-Hydro Power, Inc. The date of the adoption of the amendment by the shareholders was October 13, 1980, at the time, there were 4,559,022 shares of stock outstanding in the company, with no classes or series, all of such stock being denominated as common voting stock. All of said shares were voted in favor of the amendment being 4,559,022 shares voting in the affirmative. The Amendment does not provide for an exchange, reclassification or cancellation of issued shares or a change in the amount of stated capital. A copy of the Articles of Amendment to the Articles of Incorporation is attached as an exhibit to the Registration Statement on Form 10-SB, as filed on November 15, 1996 and is incorporated herein by this reference. See the Exhibit Index, Part III.

     Beginning  December  8, 1980,  and  pursuant  to an  exemption  provided in
Section 3(a)(11) of the Securities Act of 1933, as amended (the "1933 Act"), and
Section 61-1-10 of the Utah Uniform Securities Act, the Company publicly offered and sold an aggregate total of 10,000,000 shares of its common stock to public investors who were residents of the State of Utah, at a price of ($0.01) per share. The offering was completed on December 8, 1981, with the Company receiving aggregate gross proceeds of $100,000, before payment of legal, accounting and printing expenses. A copy of the Offering Circular that the Company used in connection with this offering is attached as an exhibit to the Registration Statement on Form 10-SB, as filed on November 15, 1996 and is incorporated herein by this reference. See the Exhibit Index, Part III.

     Following the completion of its public offering, the Company entered into two phases of business activity: the research, development, sale, manufacture, distribution, maintenance, and operation of micro-hydro power units which consist of water-powered electrical generating machines, and the engagement in all aspects of the natural resource mining industry. These operations were unsuccessful and the Company ceased business operations in November of 1988.

     On September 20, 1996, the Company filed with the Secretary of State of the State of Utah Articles of Amendment to its Articles of Incorporation, which provided for a reverse split the Company's 30,000,000 of $0.00001 par value common stock on a basis of one for 100, while retaining the authorized shares at 30,000,000 and the par value at $0.00001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the corporation, resulting in a total of 300,010 shares of $0.00001 par value common voting stock being issued and outstanding; provided, however, that no stockholders holding shall be reduced to less than 100 shares as a result of the reverse split; and provided, however, further, the 100 share minimum shall be as determined by the President, whether on a stockholder or per certificate basis.; and (ii) the amendment adopting the reverse split of the Company's common stock was adopted by the stockholders at a meeting held July 23, 1996, at which time, 15,123,100 of the Company's 30,000,000 issued and outstanding shares of common stock voted in favor of the reverse split; and (iii) The amendment was not adopted by the incorporators or the Board of Directors without stockholder action. A copy of the Articles of Amendment to the Articles of Incorporation effecting these changes is attached as an exhibit to the Registration Statement on Form 10-SB, as filed on November 15, 1996, and is incorporated herein by this reference. See the Exhibit Index, Part III



Business.
---------

     The Company has had no business operations since approximately November 1988. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, the Company is essentially a "blank check" company. Because the Company has virtually no assets, conducts no business and has no employees, management anticipates that any such acquisition would require the Company to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or by contract. The Company makes no assurance that any future enterprise will be profitable or successful.


Risk Factors
-------------

     In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenues since before November 1988. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

     "Going Concern" Opinion of Independent Auditor. In its Independent Auditors' Report, dated February 9, 1997, on the Company's financial statements for the years ended December 31, 1996 and 1995, the Company's independent auditor has expressed uncertainty as to the likelihood of the Company's continuing as a going concern. This opinion is based on the Company's substantial accumulated losses from operations, its lack of assets and its net working capital deficiency. See the Index to Financial Statements, Note 2.

     Discretionary Use of Proceeds; "Blank Check" Company. Because the Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may potentially acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock.

     State Restrictions on "Blank Check" Companies. A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See Paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of the Company's common stock within the borders of regulating states.

     By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington) place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

     Further, all states (with the exception of Alabama, Delaware, Florida, Hawaii, Illinois, Minnesota, Nebraska and New York) have adopted some form of the Small Corporate Offering Registration Exemption ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the SCOR program.

     Management to Devote Insignificant Time to Activities of the Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

     Jenson Services, Inc., which is a consultant and stockholder of the Company, has been and continues to be, involved in the promotion of other entities that may be deemed to be "blank check" companies. Additionally, Jenson Services provides financial consulting services to these companies.

     Future Sales of Common Stock. Jenson Services, Inc., currently beneficially owns 104,128 post-split shares of the common stock of the Company or approximately 35 percent of its outstanding voting securities. As of April 2, 1998, all of Jenson Services Stock will have been officially owned for one years, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Jenson Services may then commence to sell up to one percent of the outstanding securities of the Company in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Jenson Services could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. For additional information concerning the present market for shares of common stock of the Company, see Part III, Item 9 of this Registration Statement.

     In addition, Hugh and Sharon Lambert collectively own 46,855 post-split shares, or approximately 16 percent, of the Company's outstanding common stock. These shares were acquired on or before 1984, and may be sold under the applicable provisions of Rule 144 of the Securities and Exahange Commission. For additional information concerning common stock ownership of Mr. and Mrs. Lambert, see Part III, Item 9 of this Registration Statement.

     Dilution. The issuance of an aggregate of 86,456 post-split shares of the Company's common stock to Jenson Services in 1994 effected a "dilution" of the holdings of the Company's other stockholders. Additionally, depending on the nature and extent of services rendered, the Company may compensate Jenson Services for any financial consulting services that they may perform for the Company in the future. Because the Company currently has no resources, and is unlikely to have any resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to Jenson Services; this would further dilute the holdings of the Company's other stockholders.

     No Market for Common Stock; No Market for Shares. Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Item 5, Part II, of this Report.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has not been an "established public market" for the Company's common stock for the past 6 years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD").

     There are presently no market makers for the Company's common stock. In the event that it is unsuccessful, after completing a merger or acquisition transaction, in obtaining a listing on NASDAQ or a national securities exchange, it will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that market maker will dominate the market and set prices that are not based on competitive forces.

     Section 15(g) of the Securities Exchange Act of 1934, as amended,  and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.


Involvement in Other "Blank Check" Companies.
---------------------------------------------

     Quinton Hamilton, President and Director. Other than the Company, Mr. Hamilton is the Secretary, Treasurer and Director of Olympus M.T.M. Corporation, a Utah corporation. Mr. Hamilton has been involved as an officer and director of Olympus M.T.M. Corporation since July 1996. At this time, Olympus M.T.M. Corporation, Inc., may be deemed to be a "blank check" company. Other than the aforementioned, Mr. Hamilton has been neither an officer, director of affiliate of any other "blank check" companies for the previous five years.

     Thomas J. Howells, Vice President and Director. Thomas J. Howells is Vice-President and Director of the Company. Other than the Company, Mr. Howells was Secretary, Treasurer and Director of Ro-Mac Gold, Ltd., a Nevada corporation, now known as "Phoenix Associates Land Syndicate", from January 1996 until its reorganization in October 1996. Ro-Mac Gold, Ltd., may be deemed to have been a "blank check" company until its reorganization. Mr. Howells was also President and Director of React Systems, Inc., a Nevada Corporation from April 1995 to September 1995. During this period, React Systems, Inc. may have been deemed to be a "blank check" company. Also, Mr. Howells is Secretary, Treasurer and Director of United States Mining and Exploration, Inc., a Utah corporation. At this time, United States Mining and Exploration, Inc. may be deemed to be a "blank check" company. Other than the aforementioned, Mr. Howells has been neither an officer, director of affiliate of any "blank check" companies for the previous 5 years.

     Kathleen L. Morrison, Secretary, Treasurer and Director. From November 1993 until its reorganization in April, 1995, Kathleen L. Morrison, was a director and the Secretary/Treasurer of Westcott Financial Corporation, a Delaware corporation, now known as "Entertainment Technologies & Programs, Inc.". ETPI is publicly-held and may be deemed to have been a "blank check" company until its reorganization in April of 1995. Mrs. Morrison was also the Secretary, Treasurer and Director of Onasco Companies, Inc., a Utah corporation, now known as Tengasco, Inc., from January 1995 until its reorganization in July, 1995. Tengasco, Inc., is publicly held and may be deemed to have been a "blank check" company until its reorganization. From July 1995, until its reorganization in September, 1996, Kathleen L. Morrison, was a director and the Secretary/Treasurer of Mason Oil Company, Inc., a Utah corporation. Until its reorganization in September 1996, Mason Oil Company may have been deemed to be a "blank check" company. Mrs. Morrison is currently President and Director of Seafoods Plus, Inc., a Utah corporation which may be deemed a "blank check" company. Other than the aforementioned, Mrs. Morrison has been neither an officer, director or affiliate of any blank check companies for the previous five years.

     Jenson Services, Inc., which is a consultant and stockholder of the Company, has been and continues to be, involved in the promotion of other entities that may be deemed to be "blank check" companies. Additionally, Jenson Services provides financial consulting services to these companies.


Item 2.  Description of Property.

     The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services, Inc., a Utah corporation, and financial consulting firm ("Jenson Services"), which are provided at no cost. See Item 1, Part I, of this Report.


Item 3.  Legal Proceedings.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On July 23, 1996, a special meeting of the stockholders of the Company was held. Present in person or by proxy were 15,123,100 shares of common voting stock, representing a quorum of the 30,000,000 issued and outstanding shares. It was unanimously resolved, without any dissenting votes, as follows, to-wit:

          1. That Jeffrey D. Jenson, Kathleen L. Morrison and Thomas J. Howells be elected as directors until the next annual meeting of the stockholders and until their successors shall be elected and qualified, and that Mr. Jenson serve as President, Mr. Howells serve as Vice President and Ms. Morrison serve as Secretary; and

        2. That the outstanding voting securities of the Company be reverse split on the basis of 100 shares for one, while retaining the authorized capital at $300 divided into 30,000,000 shares of $0.00001 par value common voting stock, with appropriate adjustments in the additional paid in capital and stated capital accounts of the Company; provided, however, that no stockholder's holdings shall be reduced to less than 100 shares as a result of the reverse split; and provided, however, further, the 100 share minimum shall be as determined by the President, whether on a stockholder or per share basis.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.


Market Information
------------------

     There is no "public market" for shares of common stock of the Company. The Company intends to submit for a quotation of is common stock the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by past or present members of management or others may have a substantial adverse impact on any such public market.


Holders
-------

     The number of record holders of the Company's common stock as of March 25, 1997 was 354; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years, and presently.

Dividends
---------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation.


Plan of Operation
-----------------

     The Company has not engaged in any material operations in the period ending December 31, 1996, or since on or before November 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah, and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.


Results of Operations
---------------------

     The Company has had no operations since November 1988.


Liquidity
---------

     The Company presently has no assets, cash or otherwise. It is anticipated that the Company's expenses over the next 12 months will be advanced through loans from either it's Officers and Directors or Jenson Services, Inc.


Item 7.  Financial Statements.

For the periods ended December 31, 1996 and 1995
------------------------------------------------

Independent Auditors Report

Balance Sheets

Statement of Operations

Statement of Stockholders' Equity

Statement of Cash Flows

Notes to the Financial Statements

                                    MICRO-HYDRO POWER, INC.

                                 Independent Auditors' Report
                                              and
                                     Financial Statements

                                  December 31, 1996 and 1995

                                    MICRO-HYDRO POWER, INC.




                                       TABLE OF CONTENTS


                                                                                   Page
        Independent Auditors' Report. . . . . . . . . . . . .                        1


        Balance Sheet - December 31, 1996 and 1995. . . . . .                        2


        Statements of Operations for the
        years ended December 31, 1996 and
        December 31, 1995 . . . . . . . . . . . . . . . . . .                        3


        Statements of Stockholders' Deficit for
        the years ended December 31, 1996 and
        December 31, 1995 . . . . . . . . . . . . . . . . . .                        4


        Statements of Cash Flows for the
        years ended December 31, 1996 and
        December 31, 1995 . . . . . . . . . . . . . . . . . .                        5


        Notes to Financial Statements . . . . . . . . . . . .                       6-8






MANTYLA, McREYNOLDS                                   Donald G. Mantyla, C.P.A.
AND ASSOCIATED, C.P.A'S                               Kim G. McReynolds, C.P.A.
A Professional Corporation                            James C. Oveson, C.P.A.
                                                         -------------------
                                                      S. Andrew Trumbo, C.P.A.
                                                      Randall H. Gray, C.P.A.
                                                      Jon E. Lelegren, C.P.A.




                                 Independent Auditors' Report


The Board of Directors and Shareholders
Micro-Hydro Power, Inc.


     We have audited the accompanying balance sheets of Micro-Hydro Power, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-Hydro Power, Inc. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Micro- Hydro Power, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has accumulated losses from operations, has no assets, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                              /S/MANTYLA, McREYNOLDS & ASSOC.


                                              Mantyla, McReynolds & Associates
Salt Lake City, Utah
February 9, 1997




                                    MICRO-HYDRO POWER, INC.
                                         Balance Sheet
                                  December 31, 1996 and 1995




ASSETS                                                       1996                  1995
------                                                       ----                  ----

Assets                                                    $    -0-              $    -0-
                                                             ------                 ------

                      Total Assets                        $    -0-              $    -0-
                                                              =====                 ======



LIABILITIES AND STOCKHOLDERS' DEFECIT
-------------------------------------

Current Liabilities:
        Income taxes payable                              $    100              $     764
        Accounts payable                                     2,894                  2,619
        Stockholder loan - Note 4                            5,293                  2,064
                                                             -----                  -----
               Total Current Liabilities                     8,287                  5,447

               Total Liabilities                             8,287                  5,447

Stockholders' Deficit:
        Common stock, $.00001 par value;
         authorized 30,000,000 shares; issued
         and outstanding, 300,010 shares                         3                      3
        Additional paid in capital                         163,976                163,976
        Accumulated deficit                               (172,266)              (169,426)
                                                          --------               --------
               Total Stockholders' Deficit                  (8,287)                (5,447)
                                                            ------                 ------

                      Total Liabilities and
                        Stockholders' Deficit             $    -0-              $    -0-
                                                             ======                ======






                        See accompanying notes to financial statements

                                              2



                                    MICRO-HYDRO POWER, INC.
                                   Statements of Operations
                  For the Years Ended December 31, 1996 and December 31, 1995



                                                              1996         1995
                                                              ----         ----

Revenue:
        Revenues from operations                           $     -0-   $      -0-
                                                               -------    --------

               Total Revenue                                     -0-          -0-


General and Administrative Expenses                             2,640        2,064
                                                                -----        -----

               Net Income Before Taxes                         (2,640)      (2,064)

               Income/Franchise taxes                             200          100
                                                                  ---          ---

               Net loss                                   $    (2,840) $    (2,164)
                                                          ===========  ===========


Loss per share                                            $      (.01) $      (.01)
                                                          ===========  ===========


Weighted Average Shares Outstanding                           300,010      300,010
                                                              =======      =======






                 See accompanying notes to financial statements

                                                       3




                                               MICRO-HYDRO POWER, INC.
                                         Statements of Stockholders' Deficit
                             For the Years Ended December 31, 1996 and December 31, 1995




                                                              Additional                               Net
                                      Common     Common         Paid in         Accumulated       Stockholders'
                                      Shares      Stock         Capital           Deficit            Deficit
Balance, December 31, 1994
  Restated for split (note 5)          300,010  $      3    $   163,976         $  (167,262)      $   (3,283)

Net loss for the year ended
 December 31, 1995                                                                   (2,164)         (2,164)
                                                                                      ------          ------
Balance, December 31, 1995             300,010  $      3    $   163,976         $  (169,426)       $  (5,447)

Net loss for the year ended
 December 31, 1996                                                                   (2,840)          (2,840)
          --- ----                                                                   ------           ------
Balance, December 31, 1996             300,010  $       3    $   163,976        $  (172,266)       $  (8,287)
                  === ====             =======  =========    ===========        ===========        =========






                 See accompanying notes to financial statements






                                    MICRO-HYDRO POWER, INC.
                                   Statements of Cash Flows
                  For the Years Ended December 31, 1996 and December 31, 1995


                                                              1996                 1995
                                                              ----                 ----

Cash Flows Provide by/(Used for)
  Operating Activities:
Net Loss                                                  $  (2,840)            $  (2,164)
Adjustments to reconcile net income
 to net cash used for operating
 activities:
         Expenses paid on behalf
          of company by a
          stockholder                                         3,229                 2,064

        Increase in accounts payable                            275

        Increase(decrease)in taxes payable                     (664)                  100
                                                               ----                   ---

Net Cash Used for Operating
 Activities                                                     -0-                   -0-
                                                                 -                     -


Net Increase in cash                                            -0-                   -0-

Beginning Cash                                                  -0-                   -0-
                                                                 -                     -

Ending Cash                                               $     -0-             $     -0-
                                                              =======              =======

Supplemental Disclosure of Cash Flow Information

Cash paid during the periods for:
 Interest                                                 $     -0-             $     -0-
                                                              =======               ======

 Taxes                                                    $     907             $     -0-
                                                             =========              =======








                        See accompanying notes to financial statements

                                              5

                                   MICRO-HYDRO POWER, INC.
                                Notes to Financial Statements
                                      December 31, 1996



Note 1         Organization and Summary of Significant Accounting Policies

               (a) Organization

               Micro-Hydro Power, Inc. [Company] incorporated under the laws of the State of Utah in 1980. The Company was dissolved November, 1988 and reinstated by Court Order on or about October 20, 1995.

               The Company was originally organized primarily for the research, development, sale, manufacture, distribution, maintenance, and operation of micro-hydro power units which consist of water-powered electrical generating machines. The company has been essentially dormant since 1988.

               (b) Income Taxes

               Effective  April 1, 1993,  the Company  adopted the provisions of
               Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1996 is $0 due to the valuation allowance established as described below.

               (c) Net Loss Per Common Share

               Net loss per common share is based on the weighted average number of shares outstanding.

               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company has $0 cash at December 31, 1996.

Note 2         Liquidity

               The Company has accumulated losses through December 31, 1996 amounting to $172,266, has no assets, has a net working capital deficiency of $8,287 at December 31, 1996, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3         Income Taxes

               The Company adopted Statement No. 109 as of April 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations.

               The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1996 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.


Note 4         Stockholder Loan

               A stockholder has paid expenses on behalf of the company in the amount of $3,229 during 1996 and $2,064 during 1995. The company has recorded a liability for these expenses to the stockholder. This unsecured loan bears no interest and is due on demand.

Note 5         Reverse Stock Split


               On July 23, 1996, the Company effected a reverse split of its outstanding voting securities on the basis of 100 shares for one, while retaining the authorized shares at 30,000,000 of $0.00001 par value, with appropriate adjustments in additional paid-in capital and stated capital accounts. No stockholder's holdings were reduced to less than 100 shares as a result of the reverse split,as determined by the Company's President, whether on a stockholder or per certificate basis. The rounding resulted in 300,010 shares of stock outstanding after the reverse split. All disclosures in the financial statements, with respect to the number of shares outstanding, are presented in post-split denominations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None; Not Applicable.


                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company years ending December 31, 1995 and 1996, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.


                                                Date of          Date of
                               Positions      Election or      Termination
Name                             Held         Designation     or Resignation
----                           ---------      -----------     --------------

Quinton N. Hamilton          President             09-03-96                   *
                             & Director

Thomas J. Howells            Vice President        04-19-96                   *
                             & Director

Jeff D. Jenson               President             12-22-93             09-03-96
                             & Director

Travis T. Jenson             Vice President        11-15-94             08-12-96
                             & Director

Kathleen L. Morrison         Secretary, Treasurer  12-22-93                   *
                             & Director



*These persons presently serve in the capacities indicated opposite their respective names.


Term of Office
--------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.


Business Experience
-------------------

     Quinton Hamilton, Secretary, Treasurer and Director is 25 years old. Mr. Hamilton attended the University of Utah from 1990 to 1995, at which time he graduated with a B.A. Mr. Hamilton has been working as an account representative/coordinator with the marketing firm of Scopes, Garcia and Carlisle, located in Salt Lake City, Utah, for the past two years

     Thomas J. Howells, Director and Vice President is 24 years old. Mr. Howells has been working as an investment consultant with Jenson Services, which is a consultant to and a majority stockholder in the Company, for the past year. Mr. Howells attended Westminster college of Salt Lake City from 1991 until 1995. Mr. Howells received a B.A. degree from Westminster College 1993, at which time he entered the M.B.A. program. In 1994, Mr. Howells received a Reserve Forces Commission as a Second Lieutenant with Military Intelligence.

     Kathleen L. Morrison, Director and Secretary/Treasurer. Mrs. Morrison is 40 years old. For the past four years, she has been the office manager for two persons, one of which is Jenson Services, which is a consultant to and a majority stockholder of the Company. For seven years, she was the editor of "Super Group," a vertical market computer magazine targeting HP3000 users. Ms. Morrison received a B.A. degree from Colorado State University in 1978.


Family Relationships
--------------------

     Jeff D. Jenson and Travis T. Jenson, whom are former officers and directors of the Company are brothers. Jeff D. and Travis T. Jenson are also employees of Jenson Services, Inc. a consultant to the Company. In addition, Jeff D. Jenson is Vice-President of Jenson Services.


Involvement in Certain Legal Proceedings
----------------------------------------


     Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

     (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

     (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

     (ii)   Engaging in any type of business practice; or

     (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

     (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     In con-junction with Section 16(a) of the Exchange act, the following table identifies the "reporting persons" which have filed Form 3, "Initial Statement of Beneficial Ownership of Securities".

"Reporting Person"            Relationship to Company            Date of Filing

Quinton N. Hamilton           President and Director             04-01-96

Thomas J. Howells             Vice President and Director        04-01-96

Kathleen L. Morrison          Sec'y, Treasurer and Director      04-01-96

Jenson Services, Inc.         10% Owner                          04-01-96

Hugh Lambert                  10% Owner                          04-01-96

Jeffrey D. Jenson             President and Director             04-01-96

Travis T. Jenson              Vice President and Director        04-01-96

Item 10.  Executive Compensation.


Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                                      SUMMARY COMPENSATION TABLE
                                                        Long Term Compensation
                     Annual Compensation             Awards              Payouts
(a)        (b)      (c)      (d)      (e)       (f)         (g)       (h)       (i)
Name and   Years or                   Other     Restricted  Option/   LTIP      All
Principal  Periods  $        $        Annual    Stock       SAR's     Payouts   Other
Position   Ended   Salary     Bonus   Compen-   Awards      (#)       ($)       Compensa-
           1994,                      sation($)                                 tion ($)
           1995 &
           1996

Quinton
Hamilton   0         0         0        0         0          0          0         0
President, 0         0         0        0         0          0          0         0
Director   0         0         0        0         0          0          0         0

Thomas
J. Howells 0         0         0        0         0          0          0         0
Vice       0         0         0        0         0          0          0         0
President  0         0         0        0         0          0          0         0
& Director

Kathleen L.0         0         0        0         0          0          0         0
Morrison   0         0         0        0         0          0          0         0
Secretary, 0         0         0        0         0          0          0         0
Treasurer,
&Director


Jeffrey
D. Jenson  0         0          0       0          0         0          0         0
President  0         0          0       0          0         0          0         0
& Director 0         0          0       0          0         0          0         0

Travis     0         0          0       0          0         0          0         0
T. Jenson  0         0          0       0          0         0          0         0
Vice       0         0          0       0          0         0          0         0
President
& Director

     *No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the Company's years ending December 31, 1996, 1995 or 1994, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.


Compensation of Directors
-------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.


Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                             Number and Percentage*
                          of Shares Beneficially Owned
                                         ----------------------------
Name and Address                       # of Shares               % of Class
----------------                    --------------------          ---------


Jenson Services, Inc.               104,128                             35%
5525 S. 900 E. Ste. 110
S.L.C., UT 84117

Hugh and Sharon Lambert              46,855                             16%
1670 E. Hidden Valley Club Circle
Sandy, UT 84092


*Retroactively reflects 100 for one reverse split effective July 23, 1996.


Security     Ownership    of    Management
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:



                             Number and Percentage*
                          of Shares Beneficially Owned
                                         ----------------------------
Name and Address                        # of Shares              % of Class
----------------                    --------------------          ---------
Quinton Hamilton                                         0                 0
2100 E. Bengal Blvd., Apt. H304
S.L.C., UT 84121

Thomas J. Howells                                        0                 0
2071 E. Royal Harvest Way #11
S.L.C., UT 84121

Kathleen L. Morrison                                     0                 0
9352 Sterling Dr.
Sandy, UT 84093

Jeffrey D. Jenson**                                104,128                35%
Jenson Services, Inc.
5525 S. 900 E. #110
S.L.C., UT 84117

Travis T. Jenson                                         0                 0
5525 S. 900 E. #110
S.L.C., UT 84117




*Retroactively reflects 100 for one reverse split effective July 23, 1996. **These individuals may be considered beneficial owners of the aforementioned shares due to certain business relationships.

Changes in Control
------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in its control.


Item 12. Certain Relationships and Related Transactions.


Transactions with Management and Others
---------------------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.



Certain Business Relationships
------------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management
--------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.


Transactions with Promoters
---------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.


Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K
-------------------

None; Not Applicable.


Exhibits*
--------
(3.1)          Initial Articles of Incorporation**

(3.2)          Articles of Amendment to the Articles of Incorporation
                  dated 11-07-80**

(3.3)          Articles of Amendment to the Articles of Incorporation
                  dated 09-20-96**

(3.4)          By-Laws**




     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents and related exhibits were filed with the Securities and Exchange Commission as exhibits to the Company's Registration Statement on Form 10-SB on November 15, 1996 and are incorporated herein by this reference.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MICRO HYDRO POWER, INC.



Date:/S/3-31-96               By/S/Quinton Hamilton
                              Quinton N. Hamilton, President
                              and Director



Date:/S/3-31-96               By/S/Thomas J. Howells
                              Thomas J. Howells, Vice President
                              and Director



Date:/S/3-31-96               By/S/Kathleen L. Morrison
                              Kathleen L. Morrison,
                              Sec'y/Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                             MICRO-HYDRO POWER, INC.

Date:  By/S/ 3-31-96                         By/S/Quinton Hamilton



Date:  By/S/ 3-31-96                         By/S/Thomas J. Howells



Date:  By/S/ 3-31-97                         By/S/Kathleen L. Morrison