Form 10QSB
period 1997-03-31
MICRO HYDRO POWER INC
filed 1997-04-04
CIK 1026488

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                                 Commission File No. 0-21733


                                  MICRO-HYDRO POWER, INC.
                        (Name of Small Business Issuer in its Charter)


                    UTAH                               87-0369035
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                                5525 South 900 East, Suite 110
                                  Salt Lake City, Utah 84117
                           (Address of Principal Executive Offices)

                           Issuer's Telephone Number: (801)262-8844


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes   X    No             (2)  Yes  X    No
         ----     ----              ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; not applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                March 31, 1997

                                    300,010

*Reflects a 100 for 1 reverse split of the outstanding voting securities of the Company, as discussed in Part II, Item 5 of this Report.


PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                              MICRO-HYDRO POWER, INC.
                                 BALANCE SHEETS
                     March 31, 1997 and December 31, 1996

                                                                     3/31/97            12/31/96
                                                                 ----------------    ----------------
                                                                     [Unaudited]
ASSETS

      Total Current Assets                                     $               0   $               0

                                                                 ----------------    ----------------
TOTAL ASSETS                                                   $               0   $               0
                                                                 ================    ================

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
          Loans from stockholders                              $           6,027               5,293
          Accounts Payable                                                 2,644               2,894
          Income Taxes Payable                                                 0                 100
                                                                 ----------------    ----------------
      Total Current Liabilities                                            8,761               8,287
                                                                 ----------------    ----------------
TOTAL LIABILITIES                                                          8,671               8,287

EQUITY
          Common Stock                                                         3                   3
          Paid-in Capital                                                163,976             163,976
          Accumulated Deficit                                           (172,650)           (172,266)
                                                                 ----------------    ----------------
TOTAL EQUITY                                                              (8,671)             (8,287)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $               0   $               0
                                                                 ================    ================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1996 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF OPERATIONS
             For the Three-Month Periods Ended March 31, 1997 and 1996

                                                           Three Months         Three Months
                                                               Ended                Ended
                                                             03/31/97             03/31/96
                                                         ------------------   ------------------
                                                            [Unaudited]          [Unaudited]
REVENUE
      Income                                           $                 0  $                 0
                                                         ------------------   ------------------
NET REVENUE                                                              0                    0

OPERATING EXPENSES
      Office Expenses                                                   21                    0
      Professional Fees                                                364                  182
                                                         ------------------   ------------------
TOTAL OPERATING EXPENSES                                               385                  182

                                                         ------------------   ------------------
NET INCOME/(LOSS)                                      $              (385) $              (182)
                                                         ==================   ==================


NET LOSS PER SHARE                                     $             (0.01) $             (0.01)
                                                         ==================   ==================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                      300,010              300,010
                                                         ==================   ==================


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF CASH FLOWS
           For the Three-Month Periods Ended March 31, 1997 and 1996

                                                                    Three Months          Three Months
                                                                       Ended                 Ended
                                                                      03/31/97               03/31/96
                                                                  -----------------     -----------------
                                                                    [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                      $          (385)   $                (182)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in franchise taxes payable                         (100)                      (0)
    Increase/(Decrease) in accounts payable                                (250)                      (0)
                                                                      -----------------     -----------------

      Net Cash Used For Operating Activities                               (735)                    (182)
                                                                  =================     =================

Cash Flows Provided by Financing Activities                                 735                      182
-------------------------------------------                                 ---                      ---
  Increase/(Decrease) in loans from shareholder                             735                      182

      Net Increase In Cash                                                       0                     0

      Beginning Cash Balance                                                     0                     0

      Ending Cash Balance                                       $                0    $                0
                                                                  -----------------     -----------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in amy material operations in the period ending March 31, 1997, or since on or before November 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.

     The Company has had no operations since November 1988. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses. At March 31, 1997, the Company had no assets and liabilities of $8,671.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

     On September 20, 1996, the Company filed with the Secretary of State of the State of Utah Articles of Amendment to its Articles of Incorporation, which provided for a reverse split the Company's 30,000,000 of $0.00001 par value common stock on a basis of one share for 100, while retaining the authorized shares at 30,000,000 and the par value at $0.00001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company, resulting in a total of 300,010 shares of $0.00001 par value common voting stock being issued and outstanding; provided, however, that no stockholders holding shall be reduced to less than 100 shares as a result of the reverse split; and provided, however, further, the 100 share minimum shall be as determined by the President, whether on a stockholder or per certificate basis.; and (ii) the amendment adopting the reverse split of the Company's common stock was adopted by the stockholders at a meeting held July 23, 1996, at which time, 15,123,100 of the Company's 30,000,000 issued and outstanding shares of common stock voted in favor of the reverse split; and (iii) The amendment was not adopted by the incorporators or the Board of Directors without stockholder action. A copy of the Articles of Amendment to the Articles of Incorporation effecting these changes is attached as an exhibit to the Company's Registration Statement filed on Form 10-SB, as filed on November 15, 1996, and is incorporated herein by this reference.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

Registration Statement on Form 10-SB, filed November 15, 1996.**

(b)Reports on Form 8-K.

None; Not Applicable.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **This exhibit has previously been filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MICRO-HYDRO POWER, INC.



Date: 4-3-97                By/S/Quinton Hamilton
                            Quinton Hamilton, President and Director



Date: 4-2-97                By/S/Thomas J. Howells
                            Thomas J. Howells, Vice President and Director



Date: 4-2-97                By/S/Kathleen L. Morrison
                            Kathleen L. Morrison, Secretary, Treasurer
                            and Director