Form 10QSB
period 1997-06-30
MICRO HYDRO POWER INC
filed 1997-08-13
CIK 1026488

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

                                June 30, 1997

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


                              MICRO-HYDRO POWER, INC.
                                 BALANCE SHEETS
                     June 30, 1997 and December 31, 1996

                                                                     6/30/97            12/31/96
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
                                                                 ================    ================

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
          Loans from stockholders                              $           7,916               5,293
          Accounts Payable                                                 2,619               2,894
          Income Taxes Payable                                                 0                 100
                                                                 ----------------    ----------------
      Total Current Liabilities                                           10,535               8,287
                                                                 ----------------    ----------------
TOTAL LIABILITIES                                                         10,535               8,287

EQUITY
          Common Stock                                                         3                   3
          Paid-in Capital                                                163,976             163,976
          Accumulated Deficit                                           (174,514)           (172,266)
                                                                 ----------------    ----------------
TOTAL EQUITY                                                             (10,535)             (8,287)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $               0   $               0
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


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 1997 and 1996

                                            Three Months         Three Months        Six Months          Six Month
                                                Ended                Ended             Ended               Ended
                                              06/30/97             06/30/96           06/30/97            06/30/96
                                             -----------         -----------        -----------         -----------
                                             [Unaudited]          [Unaudited]        [Unaudited]        [Unaudited]
REVENUE
      Income                           $                0  $                 0  $               0  $               0
                                             ------------        -------------      -------------       ------------
NET REVENUE                                             0                    0                  0                  0

OPERATING EXPENSES
      Office Expenses                                 100                  134                121                134
      Professional Fees                             1,764                  195              2,128                377
      Income/Franchise Tax                              0                  100                100                100
                                             ------------        -------------      -------------       ------------
TOTAL OPERATING EXPENSES                            1,864                  329              2,349                611

                                             ------------        -------------      -------------       ------------
NET INCOME/(LOSS)                     $            (1,864) $              (329)            (2,349)              (611)
                                             ============        =============      =============       ============


NET LOSS PER SHARE                    $             (0.01) $             (0.01) $           (0.01) $           (0.01)
                                             ============        =============      =============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     300,010           30,000,000            300,010         30,000,000
                                             ============        =============      =============       ============


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF CASH FLOWS
           For the Three and Six Month Periods Ended June 30, 1997 and 1996

                                                               Three Months     Three Months     Six Months       Six Months
                                                                 Ended            Ended           Ended            Ended
                                                                6/30/97          6/30/96         6/30/97          6/30/97
                                                               ------------     ------------    ------------     ------------
                                                                [Unaudited]      [Unaudited]      [Unaudited]      [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                 $        (1,864)   $        (229)   $      (2,249)   $        (511)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in accounts payable                            (25)               0             (275)               0
    Increase/(Decrease) in franchise taxes payable                       0             (100)            (100)            (100)
                                                               ------------     ------------     ------------     ------------

      Net Cash Used For Operating Activities                        (1,889)            (329)          (2,624)            (611)
                                                               ============     ============     ============     ============

Cash Flows Provided by Financing Activities                          1,899              329            2,624              611
-------------------------------------------                    ------------     ------------     ------------     ------------
  Increase/(Decrease) in loans from shareholder                      1,899              329            2,624              611

      Net Increase In Cash                                               0                0                0                0

      Beginning Cash Balance                                             0                0                0                0

      Ending Cash Balance                                  $             0    $           0   $            0   $            0
                                                               ------------     ------------     ------------     ------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in amy material operations in the period ending June 30, 1997, or since on or before November 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.

     The Company has had no operations since November 1988. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses. At June 30, 1997, the Company had no assets and liabilities of $10,535.


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

                           MICRO-HYDRO POWER, INC.



Date:                       By
                            Quinton Hamilton, President and Director



Date:                       By
                            Thomas J. Howells, Vice President and Director



Date:                       By
                            Kathleen L. Morrison, Secretary, Treasurer and Director