Form 10QSB
period 1997-09-30
MICRO HYDRO POWER INC
filed 1997-11-13
CIK 1026488

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                               September 30, 1997

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


                              MICRO-HYDRO POWER, INC.
                                 BALANCE SHEETS
                     September 30, 1997 and December 31, 1996

                                                                     9/30/97
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


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Periods Ended September 30, 1997 and 1996

                                            Three Months         Three Months
    Nine Months         Nine Months
                                                Ended                Ended
       Ended               Ended
                                              09/30/97             09/30/96
      09/30/97            09/30/96
                                             -----------         -----------
    -----------         -----------
                                             [Unaudited]          [Unaudited]
     [Unaudited]        [Unaudited]
REVENUE
      Income                           $                0  $                 0
$               0  $               0
                                             ------------        -------------
    -------------       ------------
NET REVENUE                                             0                    0
                0                  0

OPERATING EXPENSES
      Office Expenses                                   0                   21
              121                539
      Professional Fees                                 0                1,994
            2,128              2,447
      Income/Franchise Tax                              0                    0
              100                100
                                             ------------        -------------
    -------------       ------------
TOTAL OPERATING EXPENSES                                0                2,015
            2,349              3,086

                                             ------------        -------------
    -------------       ------------
NET INCOME/(LOSS)                     $                 0  $
(2,015)            (2,349)            (3,086)
                                             ============        =============
    =============       ============


NET LOSS PER SHARE                    $             (0.01) $
(0.01) $           (0.01) $           (0.01)
                                             ============        =============
    =============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     300,010           22,280,147
          300,010         22,280,147
                                             ============        =============
    =============       ============


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 1997 and 1996

                                                               Three Months
Three Months     Nine Months     Nine Months
                                                                  Ended
   Ended           Ended            Ended
                                                                 9/30/97
  9/30/96         9/30/97          9/30/96
                                                               ------------
------------    ------------     ------------
                                                                [Unaudited]
 [Unaudited]      [Unaudited]      [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                 $             0
$      (2,015)   $      (2,249)   $      (3,086)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in accounts payable                              0
          0             (275)               0
    Increase/(Decrease) in franchise taxes payable                       0
          0             (100)               0
                                                               ------------
------------     ------------     ------------

      Net Cash Used For Operating Activities                             0
     (2,015)          (2,624)          (3,086)
                                                               ============
============     ============     ============

Cash Flows Provided by Financing Activities                              0
      2,015            2,624            3,086
-------------------------------------------                    ------------
------------     ------------     ------------
  Increase/(Decrease) in loans from shareholder                          0
      2,015            2,624            3,086

      Net Increase In Cash                                               0
          0                0                0

      Beginning Cash Balance                                             0
          0                0                0

      Ending Cash Balance                                  $             0
$           0   $            0   $            0
                                                               ------------
------------     ------------     ------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in amy material operations in the period ending
September 30, 1997, or since on or before November 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah and keeping its reports "current" with the Securities and Exchange Commission.
Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.

     The Company has had no operations since November 1988. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses. At September 30, 1997, the Company had no assets and liabilities of $10,535.


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