Form 10KSB
period 1997-12-31
MICRO HYDRO POWER INC
filed 1998-04-03
CIK 1026488

MICRO-HYDRO POWER, INC. 10KSB 1997


                           U. S. Securities and Exchange Commission
                                    Washington, D.C. 20549

                                         FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                                 Commission File No. 0-21733

                                  MICRO-HYDRO POWER, INC.
                        (Name of Small Business Issuer in its Charter)

             DELAWARE                                  87-0369035
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

Securities Registered under Section 12(g) of the Exchange Act: One Hundredth of One Mill ($0.00001) par value common voting stock and One Tenth of One Mil ($0.0001) par value preferred stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X    No        (2)   Yes  X    No
         ---     ---               ---     ---


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 1997 - $ - 0 -

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     March 16, 1997 - $1.49 There are approximately 149,027 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Company, so the Company has arbitrarily valued these shares on the basis of par value(.00001) per share. There are no shares of the Company's preferred either issued or outstanding.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

None; Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               Common Voting Stock
                                 March 16, 1998
                                    300,010

                                Preferred Stock
                                 March 16, 1998
                                       0


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.



Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

     For a discussion of the activities of Micro-Hydro Power, Inc., a Delaware corporation (the "Company") and its predecessor, prior to the period covered by this Report, see the Company's Registration Statement on Form 10-SB-A1, filed with the Securities and Exchange Commission on March 4, 1997, and its Annual Report on Form 10-KSB, for the calendar year ended December 31, 1996, filed March 31, 1997.

     A special meeting of the stockholders of the Company was held on December 16, 1997 at the hour of 10:00 o'clock a.m., Mountain Daylight Time, at 5525 South 900 East, Suite 110, Salt Lake City, Utah pursuant to a Notice of Special Meeting of Stockholders (the "Meeting"). Present in person or by proxy were
151,983 shares of common voting stock of the 300,010 issued and outstanding shares. The only matter to be presented to the Meeting had previously been adopted by the unanimous resolution of the Board of Directors and was as follows: (a) To change the domicile of the Company from the State of Utah to the State of Delaware by merging the Company's predecessor, Micro-Hydro Power, Inc., a Utah corporation with and into the Company, which was its wholly-owned subsidiary. The purpose of the change of domicile was to make the Company a more attractive candidate for a merger or acquisition transaction. On November 12,
1997, the Company filed an Information Statement with the Securities and Exchange Commission in connection with this meeting. The proposal was adopted by a vote of 151,983 to none, and the change of domicile became effective on January 29, 1998, which is after the period covered by this Report. It was also resolved at the Meeting to proceed with the proposed reorganization with Apollo Telecom Network ("Apollo"), a California corporation engaged in the business of providing communication services to the general public. Apollo operates as a switch based reseller of long distance communication services. Apollo's marketing focuses primarily on small to medium sized commercial accounts with operations located in Salt Lake City, Utah and Phoenix, Arizona. Apollo also engages in the resale of pager and cellular phone services.



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

     The Company currently has no business operations other than seeking the acquisition of assets, property or business that may benefit the Company and its stockholders. On June 12, 1997, the Company, Services, Inc., a Utah corporation ("Jenson Services"), and Apollo, executed a non-binding letter of intent providing for the merger of a newly-formed wholly-owned subsidiary of Apollo with and into the Company (the "Letter of Intent").

     As of the date hereof, the parties have not executed any difinitive, binding Plan of Reorganization incorporating the terms of the Letter of Intent, and there can be no assurance that such a Plan will ever be executed or that, if executed, such a transaction will be completed.

     Principal Products or Services and Markets
     ------------------------------------------

     The Company currently offers no principal products or services and has not been engaged in any material operations in the period ending December 31, 1997 or since on or before November 1988.

     Distribution methods of the products or services;
     -------------------------------------------------

     None; not applicable.

     Status of any publicly announced new product or service
     -------------------------------------------------------

     None; not applicable.

     Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition
     ---------------------------------------------------

     None; not applicable.

     Sources and availability of raw materials and the names of principal suppliers
     ---------

     None; not applicable.

     Dependence on one or a few major customers
     ------------------------------------------

     None; not applicable.

     Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration
     --------------------------------------

     None; not applicable.

     Need for any government approval of principal produts or services
     -----------------------------------------------------------------

     None; not applicable.

     Effect of existing or probable governmental regulations on the business
     -----------------------------------------------------------------------

     None; not applicable.

     Time spend during the last two fiscal years on research and development activities
     ----------

     None; not applicable;

     Costs and effects of compliance with environmental laws
     -------------------------------------------------------

     None; not applicable.

     Number of total employees and number of full time employees
     -----------------------------------------------------------

     None; not applicable.

Risk Factors
-------------

     In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified and a reorganization with such a candidate completed; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

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

     "Going Concern" Opinion of Independent Auditor. In its Independent Auditors' Report, dated February 9, 1997, on the Company's financial statements for the years ended December 31, 1997 and 1996, the Company's independent auditor has expressed uncertainty as to the likelihood of the Company's continuing as a going concern. This opinion is based on the Company's substantial accumulated losses from operations, its lack of assets and its net working capital deficiency. See Part I, Item 7, of this Report.

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


     Absence of Substantive Disclosure Relating to Prospective Acquisitions. The Company has identified a potential merger candidate; however, negotiations are at a preliminary stage and until the Company has completed a transaction with such entity or with another entity, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already completed an acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment. The operating company with whom the Company is in preliminary negotiations with is involved in the telecommunications business. The telecommunications business is extremely competitive in all of its phases. If the Company were to complete the proposed merger, the Company must compete with other companies that are larger and financially stronger. In addition, the operating company is not a significant participant in the telecommunications industry. There can be no assurances that the Company will complete this proposed transaction, or that if such transaction is completed, the operations will be successful. In the event that the Company completes its presently contemplated acquisition, it will timely file a Current Report on form 8-K discussing such transaction.

     Unspecified Industry and Acquired Business; Unascertainable Risks. The Company has identified a potential merger candidate; however, negotiations are at a preliminary stage and until the Company has completed a transaction with such entity or with another entity, prospective investors will have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. There can be no assurances that the Company will complete this proposed transaction or that if it does, the operations will be successful. In the event that the Company completes its presently contemplated acquisition, it will timely file a Current Report on form 8-K discussing such transaction. However, until the filing of such a Current Report, and in the event that the presently contemplated transaction is not consummated, prospective investors will have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, such as the telecommunications industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

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

     Jenson Services, which is a consultant and stockholder of the Company, has been and continues to be, involved in the promotion of other entities that may be deemed to be "blank check" companies. Additionally, Jenson Services, provides financial consulting services to these companies.

     Future Sales of Common Stock. Jenson Services, currently beneficially owns 104,128 post-split shares of the common stock of the Company or approximately 35 percent of its outstanding voting securities. As of the date of this Report, all of Jenson Services' Stock will have been officially owned for one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Jenson Services may then commence to sell up to one percent of the outstanding securities of the Company in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Jenson Services could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. For additional information concerning the present market for shares of common stock of the Company, see Part III, Item 9 of this Report.

     In addition, Hugh and Sharon Lambert collectively own 46,855 post-split shares, or approximately 16 percent, of the Company's outstanding common stock. These shares were acquired in or before 1984, and may be sold under the applicable provisions of Rule 144 of the Securities and Exchange Commission. For additional information concerning common stock ownership of Mr. and Mrs. Lambert, see Part III, Item 9 of this Report.

     Dilution. The issuance of an aggregate of 86,456 post-split shares of the Company's common stock to Jenson Services in 1994 effected a "dilution" of the holdings of the Company's other stockholders. Additionally, depending on the nature and extent of services rendered, the Company may compensate Jenson Services for any financial consulting services that it may perform for the Company in the future. Because the Company currently has no resources, and is unlikely to have any resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to Jenson Services; this would further dilute the holdings of the Company's other stockholders.

     No Market for Common Stock; No Market for Shares. Although the Company's common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), under the symbol "MHPI", there is currently no established market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See
Part II, Item 5, of this Report.

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

     There has not been an "established public market" for the Company's common stock for the past 6 years. The Company's common stock is quoted on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc.(the "NASD"), under the symbol "MHPI".

     After completing a merger or acquisition transaction the Company will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that market maker will dominate the market and set prices that are not based on competitive forces.

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


Involvement in Other "Blank Check" Companies.
---------------------------------------------

     Quinton Hamilton, President and Director. Other than the Company, Mr. Hamilton is the Secretary, Treasurer and Director of Olympus M.T.M. Corporation, a Utah corporation ("Olympus"). Mr. Hamilton has been involved as an officer and director of Olympus since July 1996. At this time, Olympus, may be deemed to be a "blank check" company. Other than the aforementioned, Mr. Hamilton has been neither an officer, director of affiliate of any other "blank check" companies for the previous five years.

     Thomas J. Howells, Vice President and Director. Thomas J. Howells is Vice-President and Director of the Company. Other than the Company, Mr. Howells was Secretary, Treasurer and Director of Ro-Mac Gold, Ltd., a Nevada corporation ("Ro-Mac"), now known as "Phoenix Associates Land Syndicate", from January 1996 until its reorganization in October 1996. Ro-Mac, may be deemed to have been a "blank check" company until its reorganization. Mr. Howells was also President and Director of React Systems, Inc., a Nevada corporation ("React"), from April 1995 to September 1995. During this period, React, may have been deemed to be a "blank check" company. Also, Mr. Howells is Secretary, Treasurer and Director of United States Mining and Exploration, Inc., a Utah corporation ("U.S. Mining"). At this time, U.S. Mining, may be deemed to be a "blank check" company. In addition, Mr. Howells is Secretary/Treasurer and Director of Intercontinental Strategic Minerals, Inc., a Utah Corporation ("ISM"). At this time, ISM may be deemed to be a "blank check" company. Other than the aforementioned, Mr. Howells has been neither an officer, director or affiliate of any "blank check" companies for the previous 5 years.

     Kathleen L. Morrison, Secretary, Treasurer and Director. From November 1993 until its reorganization in April, 1995, Kathleen L. Morrison, was a director and the Secretary/Treasurer of Westcott Financial Corporation, a Delaware corporation, now known as "Entertainment Technologies & Programs, Inc." ("ETPI). ETPI is publicly-held and may be deemed to have been a "blank check" company until its reorganization in April of 1995. Mrs. Morrison was also the Secretary, Treasurer and Director of Onasco Companies, Inc., a Utah corporation, now known as Tengasco, Inc. ("Tengasco"), from January 1995 until its reorganization in July, 1995. Tengasco is publicly held and may be deemed to have been a "blank check" company until its reorganization. From July 1995, until its reorganization in September, 1996, Kathleen L. Morrison, was a director and the Secretary/Treasurer of Mason Oil Company, Inc., a Utah corporation ("Mason Oil"). Until its reorganization in September 1996, Mason Oil Company may have been deemed to be a "blank check" company. Mrs. Morrison is currently President and Director of Seafoods Plus, Inc., a Utah corporation which may be deemed a "blank check" company. Other than the aforementioned, Mrs. Morrison has been neither an officer, director or affiliate of any blank check companies for the previous five years.

     Jenson Services, which is a consultant and stockholder of the Company, has been and continues to be, involved in the promotion of other entities that may be deemed to be "blank check" companies. Additionally, Jenson Services provides financial consulting services to these companies.


Item 2.  Description of Property.

          The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services a financial consulting firm and Utah corporation, which are provided at no cost. See Item 1, Part I, of this Report.


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

Item 4.  Submission of Matters to a Vote of Security Holders.


     A special meeting of the stockholders of the Company was held on December 16, 1997 at the hour of 10:00 o'clock a.m., Mountain Daylight Time, at 5525 South 900 East, Suite 110, Salt Lake City, Utah pursuant to a Notice of Special Meeting of the Stockholders. Present in person or by proxy were 151,983 shares of common voting stock of the 300,010 issued and outstanding shares. Present at the meeting were Leonard Myers, Dannie Burnett and Jeffrey D. Jenson. Mr. Jenson chaired the meeting and Leonard Myers acted as Vice Chairman. It was unanimously resolved, without any dissenting votes, as follows, to-wit:

     1. That the Company be redomiciled from the State of Utah to the State of Delaware.

     2. To proceed with the proposed reorganization with the operating telecommunications company. Despite this resolution, the Company has not completed any such reorganization and there can be no assurance that any such reorganization will be completed or that if it is, that the Company's operations will be successful. See Part I, Item 1 of this Report.

                                    PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.


Market Information
------------------

          There is no "public market" for shares of common stock of the Company. The Company is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") under the symbol "MHPI", however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by Jenson Services or others may have a substantial adverse impact on any such public market.


Holders
-------

     The number of record holders of the Company's common stock as of March 16, 1998 was 354; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years, and presently.

Dividends
---------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

     On December 8, 1994, the Company's Board of Directors unanimously voted to issue 8,645,578 "unregistered" and "restricted" shares of pre-split common stock to Jenson Services, in consideration of $5,000.00 in consulting fees and expenses incurred by the Company and settled by Jenson Services. These shares are fully-paid and were issued to Jenson Services, on the basis of par value (.00001), on or about December 23, 1994.

          Management believes that Jenson Services, is an "accredited investor" as that term is defined under applicable federal and state securities laws, rules and regulations. Further, Jenson Services, is a consultant to the Company and had access to all material information regarding the Company prior to the offer or sale of these securities. The offer and sale of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation.


Plan of Operation
-----------------

     The Company has not engaged in any material operations in the period ending December 31, 1997, or since in or before November 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah, and keeping its reports "current" with the Securities and Exchange Commission. Except as stated under the heading "Liquidity", below, management does not anticipate that the Company will have to raise additional funds during the next 12 months.

     The Company currently has no business operations other than seeking the acquisition of assets, property or business that may benefit the Company and its stockholders. On June 12, 1997, the Company, Jenson Services, and Apollo, executed a non-binding letter of intent providing for the merger of a newly-formed wholly-owned subsidiary of Apollo with and into the Company (the "Letter of Intent").

     The Letter of Intent confirms the parties' intent to adopt a binding Agreement and Plan of Merger (the "Plan") providing for, among other things,
(a)(i) the transfer by Apollo to a newly-formed wholly-owned Delaware subsidiary of Apollo ("Del-sub") of certain assets consisting of Apollo's domestic telecommunications business; and (ii) the merger of Del-sub with and into the Company; or, alternatively, (b) a transaction substantially similar to that described in item (a) and acceptable to Apollo and its counsel.


     As of the date hereof, the parties have not executed any difinitive, binding Plan incorporating the terms of the Letter of Intent, and there can be no assurance that such a Plan will ever be executed or that, if executed, such a transaction will be completed.



Results of Operations
---------------------

     The Company has had no operations since November 1988.


Liquidity
---------

     The Company presently has no assets, cash or otherwise. It is anticipated that the Company's expenses over the next 12 months will be advanced through loans from either it's officers and directors or Jenson Services.

Item 7.  Financial Statements.

For the periods ended December 31, 1997 and 1996
------------------------------------------------

Independent Auditors Report

Balance Sheets

Statement of Operations

Statement of Stockholders' Equity

Statement of Cash Flows

Notes to the Financial Statements

                                    MICRO-HYDRO POWER, INC.

                                 Independent Auditors' Report
                                              and
                                     Financial Statements

                                  December 31, 1997 and 1996

                                    MICRO-HYDRO POWER, INC.




                                       TABLE OF CONTENTS


                                                                                   Page
        Independent Auditors' Report. . . . . . . . . . . . .                        1


        Balance Sheet - December 31, 1997 and 1996. . . . . .                        2


        Statements of Operations for the
        years ended December 31, 1997 and
        December 31, 1996 . . . . . . . . . . . . . . . . . .                        3


        Statements of Stockholders' Deficit for
        the years ended December 31, 1997 and
        December 31, 1996 . . . . . . . . . . . . . . . . . .                        4


        Statements of Cash Flows for the
        years ended December 31, 1997 and
        December 31, 1996 . . . . . . . . . . . . . . . . . .                        5


        Notes to Financial Statements . . . . . . . . . . . .                       6-8






MANTYLA, McREYNOLDS
AND ASSOCIATED, C.P.A'S
A Professional Corporation








                                 Independent Auditors' Report


The Board of Directors and Shareholders
Micro-Hydro Power, Inc.


     We have audited the accompanying balance sheets of Micro-Hydro Power, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-Hydro Power, Inc. as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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



                                              /S/MANTYLA, McREYNOLDS & ASSOC.


                                              Mantyla, McReynolds & Associates
Salt Lake City, Utah
February 27, 1998




                                    MICRO-HYDRO POWER, INC.
                                         Balance Sheet
                                  December 31, 1997 and 1996




                                ASSETS                       1997                  1996
                                ------                       ----                  ----

Assets                                                    $    -0-              $    -0-
                                                             ------                 ------

                      Total Assets                        $    -0-              $    -0-
                                                              =====                 ======



                     LIABILITIES AND STOCKHOLDERS' DEFECIT
                     -------------------------------------

Current Liabilities:
        Income taxes payable                              $    100              $     100
        Accounts payable                                     2,619                  2,894
        Stockholder loan - Note 4                            9,973                  5,293
                                                             -----                  -----
               Total Current Liabilities                    12,692                  8,287

               Total Liabilities                            12,692                  8,287

Stockholders' Deficit:
        Preferred stock, $.0001 par value;
         authorized 5,000,000 shares; issued
         and outstanding, 0 shares - Note 6
        Common stock, $.00001 par value;
         authorized 30,000,000 shares; issued
         and outstanding, 300,010 shares                         3                      3
        Additional paid in capital                         163,976                163,976
        Accumulated deficit                               (176,671)              (172,266)
                                                          --------               --------
               Total Stockholders' Deficit                 (12,692)                (8,287)
                                                            ------                 ------

                      Total Liabilities and
                        Stockholders' Deficit             $    -0-              $    -0-
                                                             ======                ======






                        See accompanying notes to financial statements

                                              2



                                    MICRO-HYDRO POWER, INC.
                                   Statements of Operations
                  For the Years Ended December 31, 1997 and December 31, 1996



                                                              1997         1996
                                                              ----         ----

Revenue:
        Revenues from operations                           $     -0-   $      -0-
                                                               -------    --------

               Total Revenue                                     -0-          -0-


General and Administrative Expenses                             4,305        2,640
                                                                -----        -----

               Net Income Before Taxes                         (4,305)      (2,640)

               Income/Franchise taxes                             100          200
                                                                  ---          ---

               Net loss                                   $    (4,405) $    (2,840)
                                                          ===========  ===========


Loss per share                                            $      (.01) $      (.01)
                                                          ===========  ===========


Weighted Average Shares Outstanding                           300,010      300,010
                                                              =======      =======






                 See accompanying notes to financial statements

                                        3




                                               MICRO-HYDRO POWER, INC.
                                         Statements of Stockholders' Deficit
                             For the Years Ended December 31, 1997 and December 31, 1996




                                                              Additional                               Net
                                      Common     Common         Paid in         Accumulated       Stockholders'
                                      Shares      Stock         Capital           Deficit            Deficit
Balance, December 31, 1995
  Restated for split (note 5)          300,010  $      3    $   163,976         $  (167,426)      $   (5,447)

Net loss for the year ended
 December 31, 1996                                                                   (2,840)         (2,840)
                                       -------   -------        -------               ------          ------
Balance, December 31, 1996             300,010  $      3    $   163,976         $  (172,266)       $  (8,287)

Net loss for the year ended
 December 31, 1997                                                                   (4,405)          (4,405)
                                       -------    -------        -------              ------           ------
Balance, December 31, 1997             300,010  $       3    $   163,976        $  (176,671)       $ (12,692)
                                       =======  =========    ===========        ===========        =========






                 See accompanying notes to financial statements






                                    MICRO-HYDRO POWER, INC.
                                   Statements of Cash Flows
                  For the Years Ended December 31, 1997 and December 31, 1996


                                                              1997                 1996
                                                              ----                 ----

Cash Flows Provide by/(Used for)
  Operating Activities:
Net Loss                                                  $  (4,405)            $  (2,840)
Adjustments to reconcile net income
 to net cash used for operating
 activities:
         Expenses paid on behalf
          of company by a
          stockholder                                         4,680                 3,229

        Increase in accounts payable                           (275)                  275

        Increase(decrease)in taxes payable                                           (664)
                                                               ----                   ---

Net Cash Used for Operating
 Activities                                                     -0-                   -0-
                                                                 -                     -


Net Increase in cash                                            -0-                   -0-

Beginning Cash                                                  -0-                   -0-
                                                                 -                     -

Ending Cash                                               $     -0-             $     -0-
                                                              =======              =======

Supplemental Disclosure of Cash Flow Information

Cash paid during the periods for:
 Interest                                                 $     -0-             $     -0-
                                                              =======               ======

 Taxes                                                    $     -0-             $     -0-
                                                             =========              =======








                        See accompanying notes to financial statements

                                              5

                                   MICRO-HYDRO POWER, INC.
                                Notes to Financial Statements
                                      December 31, 1997



Note 1         Organization and Summary of Significant Accounting Policies

               (a) Organization

               Micro-Hydro Power, Inc. [Company] incorporated under the laws of the State of Utah in 1980. The Company was dissolved November, 1988 and reinstated by Court Order on or about October 20, 1996. In December, 1997, the Company changed its domicile from the State of Utah to the State of Delaware by merging with and into its wholly-owned subsidiary, Micro-Hydro Power, Inc., a Delaware corporation, which the Company recently formed

               The Company was originally organized primarily for the research, development, sale, manufacture, distribution, maintenance, and operation of micro-hydro power units which consist of water-powered electrical generating machines. The company has been essentially dormant since 1988.

               (b) Income Taxes

               Effective  April 1, 1993,  the Company  adopted the provisions of
               Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1997 is $0 due to the valuation allowance established as described below.

               (c) Net Loss Per Common Share

               Net loss per common share is based on the weighted average number of shares outstanding.

               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company has $0 cash at December 31, 1997.


Note 1         Organization and Summary of Significant Accounting Policies
               -----------------------------------------------------------
               [continued]

               (e)  Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with

                             MICRO-HYDRO POWER, INC.
                          Notes to Financial Statements
                                December 31, 1997
                                  [continued]



               generally accepted accounting principles requires management to make estimates and assumptions that affect the reported
               amounts  of   assets  and    liabilities,  and  disclosure   of
               contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Note 2         Liquidity
               ---------

               The Company has accumulated losses through December 31, 1997 amounting to $176,671, has no assets, has a net working capital deficiency of $12,692 at December 31, 1997, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3         Income Taxes
               ------------

               The Company adopted Statement No. 109 as of April 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations.

               The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1997 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.


Note 4         Stockholder Loan
               ----------------

               A stockholder has paid expenses on behalf of the company in the amount of $4,680 during 1997 and $3,229 during 1996. The company has recorded a liability for these expenses to the stockholder. This unsecured loan bears no interest and is due on demand.


Note 5         Reverse Stock Split
------         -------------------

               On July 23, 1996, the Company effected a reverse split of its outstanding voting securities on the basis of 100 shares for one,

                             MICRO-HYDRO POWER, INC.
                          Notes to Financial Statements
                                December 31, 1997
                                   [continued]


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



Note 6         Preferred Stock
------         ---------------

               The Certificate of Incorporation of Micro-Hydro Power, Inc., a Delaware corporatin, authorizes the issuance of 5,000,000 shares of $.0001 par value preferred stock. The Board of Directors may issue the shares in series and may designate the powers, preferences and rights of such shares by resolutin, without the vote of stockholders. No shares are issued and outstanding as of December 31, 1997.

Note 7         Letter of Intent
------         ----------------

               In June, 1997, the Company executed a non-binding letter of intent providing for the merger of a newly-formed wholly-owned subsidiary of Apollo Telecom Network, Inc., a California corporation, with and into the Company. As of the date of this Report, the merger has not been consummated.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None; Not Applicable.


                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 1997 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.


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


Business Experience
-------------------

     Quinton Hamilton, President and Director is 26 years old. Mr. Hamilton attended the University of Utah from 1990 to 1995, at which time he graduated with a B.A. Mr. Hamilton worked as an account representative/coordinator with the marketing firm of Scopes, Garcia and Carlisle, located in Salt Lake City, Utah, for two years ending June 1997. Mr. Hamilton is currently working as a Marketing Associate for City Search of Salt Lake City, Utah.

     Thomas J. Howells, Director and Vice President is 25 years old. Mr. Howells has been working as an investment consultant with Jenson Services, which is a consultant to and a majority stockholder in the Company, for the past two years. Mr. Howells attended Westminster College of Salt Lake City from 1991 until 1995.
     Mr. Howells received a B.A. degree from Westminster College 1993, at which time he entered the M.B.A. program. In 1994, Mr. Howells received a Reserve Forces Commission as a Second Lieutenant with Military Engineering.

     Kathleen L. Morrison, Director and Secretary/Treasurer. Mrs. Morrison is 41 years old. For the past four years, she has been the office manager for two persons, one of which is Jenson Services, which is a consultant to and a majority stockholder of the Company. For seven years, she was the editor of "Super Group," a vertical market computer magazine targeting HP3000 users. Ms. Morrison received a B.A. degree from Colorado State University in 1978.


Family Relationships
--------------------

     There are no family relationships among the officers and directors of the Company.

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

     (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

     (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     In conjunction with Section 16(a) of the Exchange act, the following table identifies the "reporting persons" which have filed Form 3, Initial Statements of Beneficial Ownership of Securities, due to their relationships with the Company, in compliance with the aforementioned act.

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


     No director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities since the date of filing of the above-referenced reports.

Item 10.  Executive Compensation.


Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                                      SUMMARY COMPENSATION TABLE
                                                        Long Term Compensation
                     Annual Compensation             Awards              Payouts
(a)        (b)      (c)      (d)      (e)       (f)         (g)       (h)       (i)
Name and   Years or                   Other     Restricted  Option/   LTIP      All
Principal  Periods  $        $        Annual    Stock       SAR's     Payouts   Other
Position   Ended   Salary     Bonus   Compen-   Awards      (#)       ($)       Compensa-
           1995,                      sation($)                                 tion ($)
           1996 &
           1997

Quinton
Hamilton   0         0         0        0         0          0          0         0
President, 0         0         0        0         0          0          0         0
Director   0         0         0        0         0          0          0         0

Thomas
J. Howells 0         0         0        0         0          0          0         0
Vice       0         0         0        0         0          0          0         0
President  0         0         0        0         0          0          0         0
& Director

Kathleen L.0         0         0        0         0          0          0         0
Morrison   0         0         0        0         0          0          0         0
Secretary, 0         0         0        0         0          0          0         0
Treasurer,
&Director


Jeffrey
D. Jenson  0         0          0       0          0         0          0         0
former
President  0         0          0       0          0         0          0         0
& Director 0         0          0       0          0         0          0         0

Travis     0         0          0       0          0         0          0         0
T. Jenson  0         0          0       0          0         0          0         0
former
Vice       0         0          0       0          0         0          0         0
President
& Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the Company's years ending December 31, 1997, 1996 or 1995, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.


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


Security     Ownership    of    Management
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:



                             Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
Name and Address                        # of Shares              % of Class
----------------                    --------------------          ---------
Quinton Hamilton                                         0                 0
2100 E. Bengal Blvd., Apt. H304
S.L.C., UT 84121

Thomas J. Howells                                        0                 0
2071 E. Royal Harvest Way #11
S.L.C., UT 84121

Kathleen L. Morrison                                     0                 0
9352 Sterling Dr.
Sandy, UT 84093
-----------------------------                         -------           -------
All directors and executive
officers as a group (3)                                  0                 0
=============================                         =======           =======


Changes in Control
------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in its control.


Item 12. Certain Relationships and Related Transactions.


Transactions with Management and Others
---------------------------------------

     On December 8, 1994, the Company's Board of Directors unanimously voted to issue 8,645,578 "unregistered" and "restricted" shares of pre-split common stock to Jenson Services, in consideration of $5,000.00 in consulting fees and expenses incurred by the Company and settled by Jenson Services. These shares are fully-paid and were issued to Jenson Services, on the basis of par value (.00001), on or about December 23, 1994. Except as indicated above and in Part I, Item I, there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.



Certain Business Relationships
------------------------------

     Except as indicated in Part I, Item 1, "Business Development," and Item 12,
Part 1, under the heading, "Transactions with Management and Others", of this caption, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management
--------------------------

     Except as indicated in Part I, Item I, "Business Development," and under the heading, "Transactions with Management and Others", there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.


Transactions with Promoters
---------------------------

     Except as indicated in Part I, Item 1, "Business Development", and under the heading, "Transactions with Management and Others", there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.


Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K
-------------------

None; Not Applicable.


Exhibits*
--------
                                                  Where Incorporated
                                                    in this Report
                                                    --------------
          (i)

     Registration Statement on Form 10-SB-A1,          Part I
     as filed on March 4, 1997**

     Annual Report on Form 10-KSB, for the             Part I
     year ending December 31, 1996, as filed on
     March 23, 1997**

     Information Statement as filed on                 Part I
     November 12, 1997**


Exhibit Number                                     Description
--------------                                     -----------

     (27)                                     Financial Date Schedule.


     * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

     ** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MICRO HYDRO POWER, INC.



Date:  By/S/3-31-97           By/S/Thomas J. Howells
                              Thomas J. Howells,  Vice-President
                              and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                             MICRO-HYDRO POWER, INC.




Date:  By/S/3-31-97           By/S/Thomas J. Howells
                              Thomas J. Howells, Vice-President
                              and Director



Date: By/S/3-31-97            By/S/Kathleen L. Morrison
                              Kathleen L. Morrison,
                              Sec'y/Treasurer and Director