Form 10QSB
period 1998-03-31
MICRO HYDRO POWER INC
filed 1998-04-21
CIK 1026488

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

                                 March 31, 1998
                              Common Voting Stock
                                    300,010

                                 March 31, 1998
                                Preferred Stock
                                      -0-



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                              MICRO-HYDRO POWER, INC.
                                 BALANCE SHEETS
                       March 31, 1998 and December 31, 1997

                                                                     3/31/98            12/31/97
                                                                 ----------------    ----------------
                                                                     [Unaudited]
                                     ASSETS

      Total Assets                                             $               0   $               0

                                                                 ----------------    ----------------
TOTAL ASSETS                                                   $               0   $               0
                                                                 ================    ================

                       LIABILITIES & STOCKHOLDERS' DEFICIT


LIABILITIES
      Current Liabilities
          Loans from stockholders                              $          12,102               9,973
          Accounts Payable                                                 2,619               2,619
          Income Taxes Payable                                                 0                 100
                                                                 ----------------    ----------------
      Total Current Liabilities                                           14,721              12,692
                                                                 ----------------    ----------------
TOTAL LIABILITIES                                                         14,721              12,692

STOCKHOLDERS' DEFICIT
          Preferred Stock, $.001 par value;
            authorized 5,000,000 shares; issued and
            outstanding, -0- shares                                            0                   0
          Common Stock, $.00001 par value;
            authorized 30,000,000 shares; issued and
            outstanding, 300,010                                               3                   3
          Paid-in Capital                                                163,976             163,976
          Accumulated Deficit                                           (178,700)           (176,671)
                                                                 ----------------    ----------------
TOTAL STOCKHOLDERS' DEFICIT                                              (14,721)            (12,692)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $               0   $               0
                                                                 ================    ================

     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1997 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF OPERATIONS
        For the Three Month Periods Ended March 31, 1998 and 1997

                                            Three Months         Three Months
                                                Ended                Ended
                                              03/31/98             03/31/97
                                            -----------         -----------
                                             [Unaudited]          [Unaudited]
REVENUE
      Income from operations           $                0  $                 0
                                             ------------        -------------
NET REVENUE                                             0                    0

General and Administrative Expenses                 2,029                  385

Net Income/(Loss) Before Taxes                     (2,029)                (385)

Income/Franchise Tax                                  100                    0
                                             ------------        -------------


NET INCOME/(LOSS)                     $            (2,129)  $             (385)
                                             ============        =============


NET LOSS PER SHARE                    $             (0.01) $             (0.01)
                                             ============        =============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     300,010              300,010
                                             ============        =============


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 1998 and 1997

                                                               Three Months     Three Months
                                                                  Ended            Ended
                                                                 3/31/98          3/31/97
                                                               ------------     ------------
                                                                [Unaudited]      [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                 $        (2,029)    $       (385)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in franchise taxes payable                    (100)            (100)
    Increase/(Decrease) in accounts payable                              0             (250)
    Expenses paid on behalf of Company
      by a stockholder                                               2,129              735
                                                               ------------     ------------

  Net Cash Used For Operating Activities                                 0                0
                                                               ------------     ------------
  Net Increase In Cash                                                   0                0

  Beginning Cash Balance                                                 0                0

  Ending Cash Balance                                                    0                0
                                                               ============     ============


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     Micro-Hydro Power, Inc. (the "Company"), has not engaged in amy material operations in the three month period ending September 30, 1997, or since on or before November 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders. On June 12, 1997, the Company, Jenson Services, Inc., a Utah corporation ("Jenson Services"), and Apollo Telecom, Inc. ("Apollo"), executed a non-binding letter of intent providing for the merger of a newly-formed wholly-owned subsidiary of Apollo with and into the Company (the "Letter of Intent").

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

     For a discussion of the activities of Micro-Hydro Power, Inc., a Delaware corporation (the "Company") and its predecessor, prior to the period covered by this Report, see the Company's Registration Statement on Form 10-SB-A1, filed with the Securities and Exchange Commission on March 4, 1997, its Annual Report on Form 10-KSB, for the calendar year ended December 31, 1997, filed April 4, 1998 or the Information Statement filed with the Securities and Exchange Commission, filed November 12, 1997.


Results of Operations.

     The Company has had no operations since November 1988. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses. At March 31, 1998, the Company had no assets and liabilities of $14,721.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

[S]                                                [C]
                                                  Where Incorporated
                                                    in this Report
                                                    --------------
          (i)

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

                           MICRO-HYDRO POWER, INC.




Date:  4-15-98              By /S/ Thomas J. Howells
                            Thomas J. Howells, Vice President and Director



Date:  4-15-98              By /S/ Kathleen L. Morrison
                            Kathleen L. Morrison, Secretary, Treasurer
                            and Director