Form 10QSB
period 1998-06-30
MICRO HYDRO POWER INC
filed 1998-07-23
CIK 1026488

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

                                  June 30, 1998
                              Common Voting Stock
                                    300,010

                                  June 30, 1998
                                Preferred Stock
                                      -0-



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                              MICRO-HYDRO POWER, INC.
                                 BALANCE SHEETS
                        June 30, 1998 and December 31, 1997

                                                                     6/30/98            12/31/97
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
                                                                 ================    ================

                       LIABILITIES & STOCKHOLDERS' DEFICIT


LIABILITIES
      Current Liabilities
          Loans from stockholders                              $          13,109               9,973
          Accounts Payable                                                 2,619               2,619
          Income Taxes Payable                                                 0                 100
                                                                 ----------------    ----------------
      Total Current Liabilities                                           15,728              12,692
                                                                 ----------------    ----------------
TOTAL LIABILITIES                                                         15,728              12,692

STOCKHOLDERS' DEFICIT
          Preferred Stock, $.0001 par value;
            authorized 5,000,000 shares; issued and
            outstanding, -0- shares                                            0                   0
          Common Stock, $.00001 par value;
            authorized 30,000,000 shares; issued and
            outstanding, 300,010                                               3                   3
          Paid-in Capital                                                163,976             163,976
          Accumulated Deficit                                           (179,707)           (176,671)
                                                                 ----------------    ----------------
TOTAL STOCKHOLDERS' DEFICIT                                              (15,728)            (12,692)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $               0   $               0
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


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 1998 and 1997

                                            Three Months         Three Months         Six Months         Six Months
                                                Ended                Ended              Ended              Ended
                                              06/30/98             06/30/97            6/30/98            6/30/97
                                            -----------         -----------          ------------       ------------
                                             [Unaudited]          [Unaudited]        [Unaudited]        [Unaudited]
REVENUE
      Income                           $                0  $                 0  $              0  $               0
                                             ------------        -------------      ------------       ------------
NET REVENUE                                             0                    0                 0                  0

Operating Expenses
      Office Expenses                                   0                  100                 0                  0
      Professional Fees                             1,007                2,789             2,029              3,274

Total Operating Expenses
                                             ____________        _____________      ____________       ____________
Net Income/(Loss) Before Taxes                     (1,007)              (2,889)           (2,029)            (3,274)
                                             ============        =============      ============       ============
Income/Franchise Tax                                    0                    0               100                100
                                             ------------        -------------      ------------       ------------


NET INCOME/(LOSS)                     $            (1,007)  $           (2,889)           (2,129)            (3,374)
                                              ============        =============      ============       ============


NET LOSS PER SHARE                    $             (0.01) $             (0.01)            (0.01)             (0.01)
                                             ============        =============      ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     300,010              300,010           300,010            300,010
                                             ============        =============      ============       ============


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended June 30, 1998 and 1997

                                                               Three Months     Three Months      Six Months       Six Months
                                                                  Ended            Ended            Ended            Ended
                                                                 6/30/98          6/30/97          6/30/98          6/30/97
                                                               ------------     ------------    ------------      ------------
                                                                [Unaudited]      [Unaudited]     [Unaudited]      [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                 $        (1,007)    $     (2,889)    $    (2,129)    $     (3,374)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in accounts payable                              0                0             100              100
    Increase/(Decrease) in loans from shareholder                    1,007            2,889           2,029            3,274
                                                               ------------     ------------    ------------    ------------
     Net Cash Used For Operating Activities                              0                0               0                0
                                                               ============     ============    ============    ============

Cash Flows Provided by Financing Activities
-------------------------------------------                              0                0               0                0

  Net Increase In Cash                                                   0                0               0                0

  Beginning Cash Balance                                                 0                0               0                0

  Ending Cash Balance                                                    0                0               0                0
                                                               ============     ============   ============     ============


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     Micro-Hydro Power, Inc. (the "Company"), has not engaged in amy material operations in the three month period ending June 30, 1998, or since on or before November 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders. On June 12, 1997, the Company, Jenson Services, Inc., a Utah corporation ("Jenson Services"), and Apollo Telecom, Inc. ("Apollo"), executed a non-binding letter of intent providing for the merger of a newly-formed wholly-owned subsidiary of Apollo with and into the Company (the "Letter of Intent").

     As of the date hereof, the Letter of Intent between the Company and Apollo has been terminated. However, the Company is continueing to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.


   The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

     For a discussion of the activities of Micro-Hydro Power, Inc., a Delaware corporation (the "Company") and its predecessor, prior to the period covered by this Report, see the Company's Registration Statement on Form 10-SB-A1, filed with the Securities and Exchange Commission on March 4, 1997, its Annual Report on Form 10-KSB, for the calendar year ended December 31, 1997, filed April 3, 1998 or the Information Statement filed with the Securities and Exchange Commission, filed November 12, 1997.


Results of Operations.

     The Company has had no operations since November 1988. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses. At June 30, 1998, the Company had no assets and liabilities of $15,728.


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

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

                                                  Where Incorporated
                                                    in this Report
                                                    --------------
          (i)

     Registration Statement on Form 10-SB-A1,          Part I
     as filed on March 4, 1997**

     Annual Report on Form 10-KSB, for the             Part I
     year ending December 31, 1997, as filed on
     April 3, 1998**

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

                           MICRO-HYDRO POWER, INC.




Date:  7-22-98              By/S/ Thomas J. Howells
                            Thomas J. Howells, Vice President and Director



Date:  7-23-98              By/S/ Kathleen L. Morrison
                            Kathleen L. Morrison, Secretary, Treasurer
                            and Director