Form 10QSB
period 1998-09-30
MICRO HYDRO POWER INC
filed 1998-11-03
CIK 1026488

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                               September 30, 1998
                              Common Voting Stock
                                    300,010

                               September 30, 1998
                                Preferred Stock
                                      -0-



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                              MICRO-HYDRO POWER, INC.
                                 BALANCE SHEETS
                        September 30, 1998 and December 31, 1997

                                                                     9/30/98            12/31/97
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
                                                                 ================    ================

                       LIABILITIES & STOCKHOLDERS' DEFICIT


LIABILITIES
      Current Liabilities
          Loans from stockholders                              $          13,228               9,973
          Accounts Payable                                                 2,619               2,619
          Income Taxes Payable                                                 0                 100
                                                                 ----------------    ----------------
      Total Current Liabilities                                           15,847              12,692
                                                                 ----------------    ----------------
TOTAL LIABILITIES                                                         15,847              12,692

STOCKHOLDERS' DEFICIT
          Preferred Stock, $.0001 par value;
            authorized 5,000,000 shares; issued and
            outstanding, -0- shares                                            0                   0
          Common Stock, $.00001 par value;
            authorized 30,000,000 shares; issued and
            outstanding, 300,010                                               3                   3
          Paid-in Capital                                                163,976             163,976
          Accumulated Deficit                                           (179,826)           (176,671)
                                                                 ----------------    ----------------
TOTAL STOCKHOLDERS' DEFICIT                                              (15,847)            (12,692)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $               0   $               0
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


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Periods Ended September 30, 1998 and 1997

                                            Three Months         Three Months         Nine Months         Nine Months
                                                Ended                Ended              Ended              Ended
                                              09/30/98             09/30/97            9/30/98            9/30/97
                                            -----------         -----------          ------------       ------------
                                             [Unaudited]          [Unaudited]        [Unaudited]        [Unaudited]
REVENUE
      Income                           $               0    $                0  $              0   $              0
                                             ------------        -------------      ------------       ------------
NET REVENUE                                             0                    0                 0                  0

Operating Expenses
      Office Expenses                                   0                   10                 0                 10
      Professional Fees                               119                   42             2,148              3,316
                                             ------------        -------------      ------------       ------------
Total Operating Expenses                              119                   52             2,148              3,326
                                             ____________        _____________      ____________       ____________
Net Income/(Loss) Before Taxes                       (119)                 (52)           (2,148)            (3,326)
                                             ============        =============      ============       ============
Income/Franchise Tax                                    0                    0               100                100
                                             ------------        -------------      ------------       ------------


NET INCOME/(LOSS)                     $              (119)  $              (52)           (2,248)            (3,426)
                                              ============        =============      ============       ============


NET LOSS PER SHARE                    $             (0.01) $             (0.01)            (0.01)             (0.01)
                                             ============        =============      ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     300,010              300,010           300,010            300,010
                                             ============        =============      ============       ============


                             MICRO-HYDRO POWER, INC.
                            STATEMENTS OF CASH FLOWS
        For the Three and Nine Month Periods Ended September 30, 1998 and 1997

                                                               Three Months     Three Months      Nine Months       Nine Months
                                                                  Ended            Ended            Ended            Ended
                                                                 9/30/98          9/30/97          9/30/98          9/30/97
                                                               ------------     ------------    ------------      ------------
                                                                [Unaudited]      [Unaudited]     [Unaudited]      [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                 $          (119)    $        (52)    $    (2,248)    $     (3,426)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in accounts payable                              0                0             100              100
    Increase/(Decrease) in loans from shareholder                      119               52           2,148            3,326
                                                               ------------     ------------    ------------    ------------
     Net Cash Used For Operating Activities                              0                0               0                0
                                                               ============     ============    ============    ============

Cash Flows Provided by Financing Activities
-------------------------------------------                              0                0               0                0

  Net Increase In Cash                                                   0                0               0                0

  Beginning Cash Balance                                                 0                0               0                0

  Ending Cash Balance                                                    0                0               0                0
                                                               ============     ============   ============     ============


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     Micro-Hydro Power, Inc. (the "Company"), has not engaged in any material operations in the three month period ending September 30, 1998, or since on or before November 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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


Results of Operations.

     The Company has had no operations since November 1988. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses. At September 30, 1998, the Company had no assets and liabilities of $15,847.


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

                           MICRO-HYDRO POWER, INC.




Date: 3 NOV 98              /S/ THOMAS J. HOWELLS
                            Thomas J. Howells, Vice President and Director



Date: 11-3-98               /S/ KATHLEEN L. MORRISON
                            Kathleen L. Morrison, Secretary, Treasurer
                            and Director