Form 10KSB
period 1998-12-31
KINGSLEY COACH INC
filed 1999-04-14
CIK 1026488

KINGSLEY COACH, INC. 10KSB 1998
                  (FORMERLY MICRO-HYDRO POWER, INC.)

                   U. S. Securities and Exchange Commission
                        Washington, D.C. 20549

                                FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                                 Commission File No. 0-21733

                           KINGSLEY COACH, INC. 10KSB 1998
                          (FORMERLY MICRO-HYDRO POWER, INC.)

                        (Name of Small Business Issuer in its Charter)

             DELAWARE                                  87-0369035
(State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

                             6510 South Acres
                           Houston, Texas 77048
                        --------------------------
                 (Address of Principal Executive Offices)

                               (713)991-6262
                               -------------
                       Registrant's Telephone Number

                    5525 South 900 East, Suite 110
                      Salt Lake City, Utah 84117
                    ------------------------------
        (Former Name or Former Address if changed Since Last Report)


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

State Issuer's revenues for its most recent fiscal year:
December 31, 1998 - $ 2,046,121 -

State  the   aggregate   market  value  of  the  common  voting  stock  held
by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     December 31, 1998 - $31.00 There are approximately 3,100,010 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Company, so the Company has arbitrarily valued these shares on the basis of par value(.00001) per share. The Company expects to have a public market for its common stock within the month of January 1999. It has requested a symbol change on the OTC Bulletin Board to one of the following, in this order of preference: "KNGS," "COCH," "KOCH" or"KNGY.", and expects to have an opening trading price between $2.00 and $3.00 per share. This is a forward-looking projection, and there are no assurances that this will occur. There are no shares of the Company's preferred either issued or outstanding.



                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

None; Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               Common Voting Stock
                                 December 31, 1998
                                    10,100,010

                                Preferred Stock
                                 December 31, 1998
                                       0


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.



Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

    Form and year of organization
    ------------------------------

     For a discussion of the activities of Micro-Hydro Power, Inc., a Delaware corporation (the "Company") and its predecessor, prior to the period covered by this Report, see the Company's Registration Statement on Form 10-SB-A1, filed with the Securities and Exchange Commission on March 4, 1997, its Annual Report on Form 10-KSB, for the calendar year ended December 31, 1996, filed March 31, 1997, and its annual report for the calendar year ended December 31, 1996, filed March 31, 1998.

    Bankruptcy or similar proceedings
    ---------------------------------

     Not applicable

    Material reclassification, merger, etc.
    ---------------------------------------

    The Company was essentially dormant for ten years until an Agreement and Plan of Reorganization was executed on December 18, 1998, between the Company and Kingsley Coach, LLC, a Louisiana limited liability company, following the execution of a Letter of Intent between the companies on November
8, 1998. The result was the acquisition of the assets and liabilities of The Kingsley Coach, LLC.

     The Plan provided for the issuance of 7,000,000 pre-split shares (see below respecting planned reverse split) of the Company's "restricted securities" (common stock) in exchange for 100% of Kingsley Coach's assets.

     Additional shares were issued as follows: (i), 300,000 pre-split shares of common stock under an S-8 Registration Statement to certain persons, including directors and executive officers, who have provided non-capital raising services to the Company; (ii), 100,000 "restricted securities" for other services rendered; and (iii), 2,400,000 "restricted securities" (approximately 80% of which will be held in escrow subject to funding of the reorganized company through the sale of an additional 2,000,000 pre-split shares of "restricted securities" in consideration of $2,000,000).

     There were 300,010 pre-Plan outstanding voting securities of the Company, and taking into account the common stock issued as outlined above (and excluding the 2,000,000 pre-split shares to be offered at $1 per share), there are 10,100,010 post-reorganization pre-split outstanding shares of the common stock. The Company has provided its stockholders with an Information Statement concerning a one for two reverse split of the outstanding voting securities and a name change to "The Kingsley Coach, Inc." This would reduce the outstanding voting securities to 5,050,005 shares.

     The Company has requested a symbol change on the OTC Bulletin Board to ne of the following, in this order of preference: "KNGS," "COCH," "KOCH" or "KNGY."

     Business of Company
     --------------------

     Principal Products or Services and Markets
     ------------------------------------------
     The Company is the manufacturer of customized recreational and commercial vehicles. Unlike typical recreational vehicles, a Kingsley Coach has a semi-truck chassis as its base. This unique feature allows for easy service for owners who can go to any truck stop for repairs. Kingsley Coaches retail for between $239,000 and $450,000, depending on customized features.

      Kingsley Coach commenced business in 1996, with first-year sales of $300,000. In 1997, sales were $825,000, and in 1998, sales were $ 2,046,121
Company Chairman Ralph Dickenson estimates that 1999 sales will increase substantially.


     Distribution methods of the products or services
     -------------------------------------------------

       The Company markets directly to the public. There are several independent sales representatives and there are also several dealers in designated parts of the United States at this time. The Company is presently planning to expand its dealer and representative network.

     Status of any publicly announced new product or service
     -------------------------------------------------------

   The Company recently announced the presentation of the "Camelot" series units, which are focused on a standardized production for units to be sold to the Recreational vehicle marketplace and not specialized applications. The Company anticipates that the introduction of this new model will increase sales.

     Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition
     ---------------------------------------------------------------

    The Company considers its products to be unique at this time. Certain "high end" motorhomes and bus conversion units are considered by some persons to be similar, but the Company is the only known manufacturer to build coaches on an existing truck.

    The Company's management considers competitive pressures to be insignificant.

     Sources and availability of raw materials and the names of principal suppliers
     --------------------------------------------------------------------

    The Company utilizes a wide range of materials and supplies that are provided through the automotive and recreational vehicle industry suppliers. The main supplier of material to the Company is Thor America, Inc. ("Thor") of Middleburg, Pennsylvania. Thor is the second largest manufacturer of recreational vehicles in the U.S. The Company has signed an agreement with Thor whereby it will provide the Company with shared production space in exchange for exclusive production of the Camelot Series units for a three year period. The Company will commence the operating of its new facility in Middleburg in January 1999.


     Dependence on one or a few major customers
     ------------------------------------------

    The Company does not have any dependence on one or a few of any major customers.

     Patents, trademarks, licenses, franchises,  concessions, royalty agreements or labor contracts, including duration
     -----------------------------------------------------------------

     None.

     Need for any government approval of principal products or services
     -----------------------------------------------------------------

     None; not applicable.


     Effect of existing or probable governmental regulations on the business
     -----------------------------------------------------------------------

     None; not applicable

     Amount spent during the last two fiscal years on research and development activities
     -------------------------------------------------------------------------

     1997: $375,000.00
     1998: $600,000.00

     Costs and effects of compliance with environmental laws
     -------------------------------------------------------

     Insignificant.

     Number of total employees and number of full time employees
     -----------------------------------------------------------

     Six total employees
     Six full-time employees


Item 2. Description of Property
---------------------------------

    Location, condition, limitations on ownership of principal plants and property.
    ---------------------------------------------------------------------

    The Company operates from a 6000 sq. ft. rented building at 6510 South Acres, Houston, Texas, with 20,000 sq. ft. of land area. This was the main facility and corporate headquarters at December 31, 1998. The Company intends to move its operations to its Middleburg facility in January 1999, as set forth above. That facility would include 2500 square feet of office space, storage and working space on a 8,000 square foot land area, with parking for trucks and vehicles at 64 Old Route 522, Middleburg, PA. The Company also intends to use production and work space at sections of the Thor America plant located at 37 Old Route 522, Middleburg, PA.

    The Company also has facilities that it rents at 14010 Sunfish Lake Blvd., Anoka, Minnesota, which includes approximately 10,000 square feet of space on
1.2 acres of land, utilized for offices, engineering, design, assembly and repair.

    Mining Operations
    -------------------

    None; not applicable

    Real Estate Activities
    -------------------

    None; not applicable


Item 3. Legal Proceedings
-------------------------

    The Company is involved in various claims and legal actions which are routine an incidental to the business, and which ariso in the ordinary course of business. In the opinion of management, the disposition of these proceedings will not have a material adverse effect on the Company's business or its financial position. The Company's counsel for these actions is Bradley Rhorer, Dallas, Texas, 225-383-9703.

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    None


Part II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

     There is currently no public market for the Company's stock. The Company expects to have a public market for its common stock within the month of January 1999. It has requested a symbol change on the OTC Bulletin Board to one of the following, in this order of preference: "KNGS," "COCH," "KOCH" or"KNGY.", and expects to have an opening trading price between $2.00 and $3.00 per share. This is a forward-looking projection, and there are no assurances that this will occur.

    There are currently 384 shareholders of the common stock of the Company. There are no shares of the Company's preferred either issued or outstanding.

    The Company has not declared any cash dividends, and due to capital deficiency and negative net worth, none are expected to be declared in the near future.

Item 6.  Management Discussion and Analysis or Plan of Operation
----------------------------------------------------------------

     Plan of Operation for Companies with No Revenues
     -----------------------------------------------

     Not applicable


    Management Discussion and Analysis of Operation for the Year Ended

   December 31, 1997
    ------------------------------------------------------------------

    In 1997, the Company had no business operations, and had had no business operations since approximately November 1988. To the extent that the Company
intended to continue to seek the acquisition of  assets,   property  or
business that may benefit the Company and its stockholders, the Company was essentially a "blank check" company. Because the Company had virtually no assets, conducted no business and had no employees, management anticipated that any such acquisition would require the Company to issue shares of its common stock as the sole consideration for the acquisition.

     In 1997, the Company had no business operations other than seeking the acquisition of assets, property or business that could benefit the Company and its stockholders. On June 12, 1997, the Company, Services, Inc., a Utah corporation ("Jenson Services"), and Apollo, executed a non-binding letter of intent providing for the merger of a newly-formed wholly-owned subsidiary of Apollo with and into the Company (the "Letter of Intent").

     As of December 31, 1997, the parties had not executed any definitive, binding Plan of Reorganization incorporating the terms of the Letter of Intent, and there was no assurance that such a Plan would ever be executed or that, if executed, such a transaction would be completed.

    Management Discussion and Analysis or Plan of Operation for the Year Ended

   December 31, 1998, including material events as applicable
    --------------------------------------------------------------------------

    The Company was essentially dormant for ten years until an Agreement and Plan of Reorganization was executed on December 18, 1998, between the Company and Kingsley Coach, LLC, a Louisiana limited liability company, following the execution of a Letter of Intent between the companies on November
8, 1998. The result was the acquisition of the assets and liabilities of The Kingsley Coach, LLC.

    The Company accumulated losses through December 31, 1998 amounting to $1,249,560.00 and has a net working capital deficiency of $1,159,913 at December 31, 1998.

     Management plans include additional issuance of shares of common stock for working capital. The Company has issued shares of common stock for services of a consulting firm, said shares to be held in escrow pending the sale of an additional 2,000,000 restricted common shares at $1.00 per share to investors pursuant to Rule 506 of the Securities Act of 1933, or any other available exemption from registration..

     Management expects sales to increase in 1999 and to reflect the benefits of its newly formed strategic alliance with Thor America, whereby the Company will benefit from the economies of scale and reduction of certain costs.

    Management recognizes that a location in Pennsylvania, across from the supplier of the Kingsley coach body, and use of adjacent facilities, will have beneficial impact on cost margins and product quality. Management also recognizes that its planned increased efforts and participation in trade shows and general marketing will assist the Company in achieving stability.

    Management recognizes that is product is considered a luxury item, and that as the economy has enjoyed remarkable growth for some time, that the growth cycle may end, detrimentally affecting consumer interest in luxury items. However, management has not seen a decrease in interest or in sales, and expects, as more babyboomers begin consider retirement, that sales will continue to increase for the foreseeable future, even if the economy experiences a downturn.

Item 7.  Financial Statements and Exhibits.
------------------------------------------

         (a)  Financial Statements of Businesses Acquired.

            The Kingsley Coach, Inc. (formerly Micro-Hydro Power, Inc.)
                     Independent Auditors' Report
                 Balance Sheet dated December 31, 1998
               Statement of Operations for the years ended
                      December 31, 1998 and 1997
         Statements of Stockholders' Deficit for the years ended
                    December 31, 1998 and 1997
               Statements of Cash Flows for the years ended
                    December 31, 1998 and 1997
                   Notes to Financial Statements

         (b)  Pro Forma Financial Information.


         (c)  Exhibits.

    *10-KSB Annual Report for the year ended December 31, 1997

    *10-QSB Quarterly Report for the quarter ended September 30, 1998.

    *Information Statement dated December 21, 1998.

    * Summaries of any exhibit are modified in their entirety by this reference to each exhibit.


                     The Kingsley Coach, Inc.

                (Formerly Micro-Hydro Power, Inc.)

                   Independent Auditors' Report
                               and
                       Financial Statements

                        December 31, 1998



                   Independent Auditors' Report


The Board of Directors and Shareholders
The Kingsley Coach, Inc.


We have audited the accompanying balance sheets of The Kingsley Coach, Inc. (formerly known as Micro-Hydro Power, Inc.) as of December 31, 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Kingsley Coach, Inc. as of December 31, 1998, and the results of their operations and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that The Kingsley Coach, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                              /S/Mantyla McReynolds
                                   Mantyla McReynolds
Salt Lake City, Utah
January 15, 1999

                     The Kingsley Coach, Inc.
                (Formerly Micro-Hydro Power, Inc.)
                          Balance Sheet
                        December 31, 1998
                              ASSETS
Current Assets:
     Cash                                                $  67,724
     Accounts receivable                                    22,959
     Inventory - Note 11                                   800,172
          Total Current Assets                             890,855

Property & Equipment, net - Note 8                          98,682

Other Assets:
     Deposits                                                3,650
          Total Other Assets                                 3,650

TOTAL ASSETS                                             $ 993,187

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                    $ 145,334
     Accrued liabilities
     Payable - related party/stockholder - Note 4           80,414
     Payroll taxes payable                                  44,596
     Customer deposits - Note 5                            540,868
     Note payable - manufacturer - Note 9                  200,000
     Note payable - other - Note 10                        479,523
     Note payable -shareholder - Note 4                    537,846
          Total Current Liabilities                      2,050,768

Stockholders' Deficit - Note 7
     Preferred stock, $.0001 par value;
      authorized 5,000,000 shares; issued and
      outstanding -0- shares                                   -
     Common stock, $.00001 par value;
      authorized 30,000,000 shares; issued
      and outstanding 10,100,010                               101
     Additional paid-in capital/(deficit)                  191,878
     Accumulated Deficit                                (1,249,560)
          Total Stockholders' Deficit                   (1,057,581)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                993,187

          See accompanying notes to financial statements

                     The Kingsley Coach, Inc.
                (Formerly Micro-Hydro Power, Inc.)
                     Statements of Operations
          For the Years Ended December 31, 1998 and 1997
                                                1998           1997
Revenues:
  Sales                                          $ 2,046,121  $ 585,000
  Cost of Sales                                   (1,787,792)  (477,195)
       Gross Margin                                  258,329    107,805

General and administrative expenses                  757,192    297,276
       Net Loss from Operations                     (498,863)  (189,471)

Other Income/(Expense):
  Rental income                                       29,800       -0-
  Interest expense                                  (116,628)   (39,630)
       Total Other Income/(Expense)                  (86,828)   (39,630)

Net Loss Before Taxes                               (585,691)  (229,101)
  Income taxes                                          -0-        -0-

Net Loss                                         $  (585,691) $(229,101)

Loss Per Share                                   $      (.08) $    (.03)

Weighted Average Shares Outstanding                7,416,677  7,300,010

   See accompanying notes to consolidated financial statements.

                     The Kingsley Coach, Inc.
                (Formerly Micro-Hydro Power, Inc.)
                Statement of Stockholders' Deficit
          For the Years Ended December 31, 1998 and 1997
                                          Addit'l     Accum-        Total
                        Shares    Common  Paid-In     ulated    Stockholders'
                        Issued     Stock  Capital    Deficit       Deficit
Balance, December 31,
1996                    7,300,010  $  73  $163,906  $(403,969)  $  (239,990)

Net withdrawals from
LLC members                                           (30,799)      (30,799)

Net Loss for the Year
Ended December 31, 1997                              (229,101)     (229,101)

Balance, December 31,
1997                    7,300,010     73   163,906   (663,869)     (499,890)

Issued stock for
services                2,800,000     28    27,972                   28,000

Issued stock in
recapitalization

Net Loss for the Year
Ended December 31, 1998                              (585,691)     (585,691)

Balance, December 31,
1998                   10,100,010  $ 101 $ 191,878$(1,249,560)  $(1,057,581)

   See accompanying notes to consolidated financial statements.

                    The Kingsley Coach, Inc.
                (Formerly Micro-Hydro Power, Inc.)
                     Statements of Cash Flows
          For the Years Ended December 31, 1998 and 1997
                                                 1998           1997
Cash Flows Provided by/(Used for) Operating
Activities
Net Loss                                     $(585,691)       $(229,101)
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                  21,217            2,562
  Issued stock for services                     28,000             -0-
  Decrease in accounts receivable               52,507          (75,466)
  Decrease in other receivable                  16,571             -0-
  Increase in inventory                       (417,255)        (261,711)
  Increase in payroll liabilities                3,755           40,841
  Increase (decrease)in accounts payable       142,715             (275)
  Increase in accrued liabilities               22,087
  Increase in customer deposits                339,368          201,500
    Net Cash Provided by/(used for) Operating
    Activities                                (376,726)        (321,650)

Cash Flows Provided by/(Used for) Investing
Activities
  Acquisition of property and equipment        (90,568)         (13,401)
    Net Cash Used for Investing Activities     (90,568)         (13,401)

Cash Flows Provided by/(Used for) Financing
Activities
  Principal increase in notes payable          508,317          154,052
  Distributions to LLC members                                  (30,799)
  Investment by shareholder                     15,441           59,680
    Net Cash Provided by Financing Activities  523,758          182,933
      Net Increase/(Decrease) in Cash           56,464         (152,118)

Beginning Cash Balance                          11,260          163,378

Ending Cash Balance                           $ 67,724         $ 11,260

Supplemental Disclosures
     Interest paid                            $116,628         $ 39,630
     Income taxes paid                            -0-              -0-

   See accompanying notes to consolidated financial statements.
                     The Kingsley Coach, Inc.
                (Formerly Micro-Hydro Power, Inc.)
                  Notes to Financial Statements
                        December 31, 1998

Note 1         Organization and Summary of Significant Accounting Policies

          (a) Organization

          Micro-Hydro Power, Inc. [MHP] incorporated under the laws of the State of Utah in 1980. MHP was dissolved November, 1988 and reinstated by Court Order on or about October 20, 1996. In December, 1997, MHP changed its domicile from the State of Utah to the State of Delaware by merging with and into its wholly-owned subsidiary, Micro-Hydro Power, Inc., a Delaware corporation.

          MHP was originally organized primarily for research, development, manufacture, sale, distribution, operation, and maintenance of micro-hydro power units; which consist of water-powered electrical generating machines. MHP was essentially dormant for ten years until an Agreement and Plan of Reorganization was executed on December 18, 1998, between MHP and The Kingsley Coach, LLC, a Louisiana limited liability company [Kingsley]. Kingsley is a manufacturer of luxury motor homes known as The Kingsley Coach. The result was the acquisition of the assets and liabilities of The Kingsley Coach, LLC, accounted for herein as a purchase. The accompanying financial statements represent the combined entity for all periods presented.

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

          (d) Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in banks to be cash. The Company has $67,724 cash at December 31, 1998.

          (e)  Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (f)  Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided using the straight-line and modified accelerated cost recovery(income tax)
basis over the useful lives of the related assets.   Expenditures for
maintenance and repairs are charged to expense as incurred.

          (g)  Inventory

          Inventory consists of parts, work-in-process, and finished units. Inventory is valued at the lower of cost or market using the first-in first-out (FIFO) costing method.

Note 2         CAPITAL DEFICIENCY

          The Company has accumulated losses through December 31, 1998 amounting to $1,249,560, and has a net working capital deficiency of $1,159,913 at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include additional issuances of shares of common stock for working capital. The Company has issued shares of common stock for services of a consulting firm, said shares to be held in escrow, pending the sale of an additional 2,000,000 restricted common shares at $1 per share. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3         INCOME TAXES

          The Company adopted Statement No. 109 as of April 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1998 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

          Principally all operations through December 31, 1998 were attributable to a limited liability corporation which is taxed to its members. Thus, tax returns for those periods presented in this report have been or will be filed accordingly.

Note 4         RELATED PARTY TRANSACTIONS/STOCKHOLDER  LOANS

          A related party, which shares common ownership with Kingsley, has advanced $69,667 to the Company for operating expenses. A stockholder has paid expenses on behalf of the Company of approximately $773 during 1998 and $9,974 during 1997. The Company has recorded a liability for these expenses to the stockholder and related party for $80,414 at December 31, 1998. This unsecured liability bears no interest and is due on demand.

          To pay for the original development and formation of The Kingsley Coach, LLC, and to fund ongoing operating expenses a shareholder/officer has advanced funds to Company as evidenced by executed notes summarized as follows.
                                               Rate of
Description              Principal    Terms             Interest

For original development  175,000  Due on demand           -0-

Operating advances        199,537  Due on demand            11%

Additional operating
advances                  163,309  Due on demand           -0-

     Total                537,846

Note 5         CUSTOMER DEPOSITS

          When a customer signs a contract to have the Company manufacture a Kingsley Coach, a deposit or down payment is required of the customer. The amount of deposit varies based on the terms of the contract. The Company treats these deposits as unearned revenue until the Coach is delivered to the customer. At December 31, 1998, deposits had been collected on nine Coaches in various stages of completion.

Note 6         PREFERRED STOCK

          The Certificate of Incorporation of Micro-Hydro Power, Inc., a Delaware corporation, authorizes the issuance of 5,000,000 shares of $.0001 par value preferred stock. The Board of Directors may issue the shares in series and may designate the powers, preferences and rights of such shares by resolution, without the vote of stockholders. No shares are issued and outstanding as of December 31, 1998.

Note 7         PLAN OF REORGANIZATION/ISSUANCE OF STOCK

          As referenced in Note 1 the Agreement and Plan of Reorganization set forth that Micro-Hydro Power would issue 7,000,000 shares to equity interest holders of Kingsley. At the time of said issuance, Micro-Hydro Power had 300,010 shares outstanding and issued additional shares as follows: (1) 300,000 pre-split shares of common stock to individuals including directors and executive officers who have provided non-capital raising services to the Company, pursuant to Form S-8 filed on or about December 18, 1998 with the Securities and Exchange Commission; (2) 100,000 "restricted securities" for other services rendered; and (3), 2,400,000 "restricted securities" (approximately 80% of which to be held in escrow subject to funding of the reorganized Company through the sale of an additional 2,000,000 pre-split shares of "restricted securities" in consideration of $2,000,000).

NOTE 8    PROPERTY AND EQUIPMENT

          The major classes of assets as of the balance sheet date are as follows:

                                 Accumulated     Net
    Asset Class           Cost   Depreciation    Book     Method/Life
Furniture                $ 1,329  $   (190)     $  1,139   MACRS/7

Electronic Equipment       4,840      (968)        3,872   MACRS/5
Tools                     91,537   (20,592)       70,945   MACRS/5
Leasehold Improvements    25,361    (2,635)       22,726   SL/31.5
    Total              $ 123,067  $(24,385)     $ 98,682

          Depreciation expense was $21,217, in 1998, and $2,562 in 1997.

NOTE 9    PLANT LEASE/SUBSEQUENT EVENT/NOTE PAYABLE

          In January, 1999, the Company relocated its production facility to Middleburg, Pennsylvania, to a plant that is shared by a subcontractor who participates in the production of Kingsley Coaches. The Company entered into an agreement for a period of three years with annual rent charges of $1 plus a prorated share of common expenses such as taxes and insurance. Prior to relocation, the Company leased a facility in Houston, Texas, on a month-to-month basis. Total rent paid for the periods ended December 31, 1998 and 1997 were $30,167 and $12,736.

          In connection with the plant lease, the Company accepted a loan for $200,000, from the subcontractor and granted them exclusive recreational vehicle manufacturing rights for the agreement period (effective September 10, 1998). Repayment of the loan is based on a $5,000 per body charge to be billed as units are built for Kingsley. In the event that the loan is not repaid through the per-body charge, it is payable on demand. The loan is non-interest bearing.

Note 10   NOTE PAYABLE/RENTAL INCOME

          A relative of an officer of the Company has purchased several
Kingsley Coaches. In 1998, he sold two back to the Company in exchange for a note. The note is dated May 1, 1998, has no maturity date and bears no interest. The original amount of the note is $502,000. The Company repaid approximately $22,477 during 1998. The two Kingsley Coaches are still owned by the Company as of December 31, 1998, and through the date of this report.
One coach is being rented to an individual on a month-to-month basis while his custom coach is being manufactured. Total rents received during 1998 were $29,800. The other Kingsley Coach is on display as a demo unit for the Company until it is sold.

Note 11   INVENTORY

          As of December 31, 1998, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsleys. As of December 31, 1998, cost approximates market value and no adjustment has been recorded. Work-in-process inventory consists of several
Kingsley Coaches at various stages of production. Total inventory as of December 31, 1998 is as follows:

Parts inventory    $  34,156
Work-in-process      264,016
Finished Units/Demos 502,000
                    $800,172

Note 12   LEGAL CONTINGENCIES

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

          A contingent liability has been accrued for $10,000 in a case alleging breach of contract. In this case, management intends to vigorously contest.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

    None; Not Applicable.


PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.
------------------------------------------------------------------

    Identification of Directors and Executive Officers
    --------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 1998, and the period or periods during which each such director or executive officer served in his or her respective positions.



                            Management

Names                    Title or Position
Age

Ralph Dickenson          CEO, Chairman and President          59
Verdo Lancaster          Vice President and Director          59
Richard Duston           Sec/Tres and Director                49
Russell Ratliff          Non-voting director                  39
Catherine Rimes          Director                             37
James Whitehead          Director                             56

The terms of each of the above is for one year, commencing December 18, 1998.



Officer/Director Resumes:

Ralph Dickenson. Mr. Dickenson is the Chairman, CEO, President and co-founder of the Kinglsey Coach line of vehicles. With over 30 years in the transportation industry, Mr. Dickenson has been involved in the transit bus, charter bus, school bus industry as well as transit bus re-manufacturing, sales and service of all types of buses and trucks.

Verdo Lancaster. Mr. Lancaster is Vice President of Finance and sales and a director. Mr. Lancaster has many years of experience in the mobile home industry and has owned recreational vehicles over the last 30 years.

Richard Duston.  Mr. Duston currently works for Waters Truck & Tractor Co.,
Inc. as a comptroller. Waters Truck & Tractor is the 2nd largest Navistar dealer in the southeast U.S. and is a 60 year old family-owned company. BS
Degree from Mississippi State University in accounting in 1975. MPA Degree from Mississippi State University in 1976 and a Graduate Degree from the School of Banking of the South in 1985.

Russell Ratliff.  Mr. Ratliff is President of Southeast Financial Consulting,
Inc., a Tennessee corporation engaged in providing business and financial consulting services to a variety of private sector clients. Mr. Ratliff received his B.A. in business from Shorter University in North Little Rock, Arkansas, in 1983 and in 1982, he received a Bachelor of Science Degree in Geology from Tennessee Technological University.

Catherine Rimes. Ms. Rimes is the daughter of Ralph Dickenson and basically grew up in the transportation industry working with and learning from her father. She can up through the ranks working as a bus cleaner and general office assistant to eventually being put in charge of special projects and ultimately asked to serve as the President of several divisions. Her responsibilities include customer relations, contract negotiations, lease fleet management, personnel, marketing and advertising.

James Whitehead. Mr. Whitehead is a director. Mr. Whitehead is currently CEO of Whitehead Brothers, a nationwide freight trucking company with fifty trucks and 62 employees. He is also co-owner of Lake City Logistics in Eufaula, Alabama.

    Significant employees
    ---------------------

    None

    Family relationships
    --------------------

    Catherine Rimes is he daughter of Ralph Dickenson


    Officer/Director bankruptcies, criminal convictions orders or violations re: securities, business or banking laws
    ------------------------------------------------------------------------

    None

    Compliance with Section 16(a) of the Securities Exchange Act of 1934
    --------------------------------------------------------------------

    Not applicable

Item 10.  Executive Compensation
--------------------------------

    No compensation was paid to any officer or director. It is expected that compensation for Ralph Dickenson, CEO, will commence soon. The Company will reimburse Mr. Dickenson for standard living expenses while the Company transfers to Pennsylvania.

    It is expected that the board of directors of the Company will approve the annual issuance of 50,000 shares of restricted common stock of the Company to each director for services rendered.

    No other information is applicable to the Company under Item 10 of this disclosure.



Item 11.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:


                             Number and Percentage*
                          of Shares Beneficially Owned
                                         ----------------------------
Name and Address                       # of Shares               % of Class
----------------                    --------------------          ---------


Ralph Dickenson                     0                             0%
14010 Sunfish Lake Blvd
Anoka, MN 55303

Verdo Lancaster                     3,062,500                     30.3%
33236 Walker N. Rd
Walker, LA 70785

Richard Duston                      875,000                       8.66%
904 College St.
Columbus, MS 39701

DRK, Inc.*
14010 Sunfish Lake Blvd             3,062,500                     30.3%
Anoka, MN 55303

*owned by Catherine Rimes (50%) and George Carlson (50%)

    Arrangements that may result in loss of control of Company
    -------------------------------------------------------------------------

    None; not applicable


Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

    With directors or executive officers
    ------------------------------------------

     Directors were not issued any shares and were not involved in any material transactions with the Company, other than the Company's agreement to pay for Ralph Dickenson's costs to relocate to Pennsylvania. It is expected that the Company will issue 50,000 restricted shares of common stock to each director in early 1999.

    Southeast Financial Consulting Services, Inc., a company owned and controlled by Russel Ratliff, was issued 2,000,000 shares of common stock of the Company (in escrow) contingent on the generation of capital funds for the Company.

    With nominees
    --------------

    None

    With security holders named in response to Item 11
    -----------------------------------------------------

    Verdo Lancaster is a holder of notes in the amount of $575,000 due to him from the Company

    With immediate family members
    -----------------------------

    Wilbur Rimes, husband of Catherine Rimes, is owed $502,000 by the Company

    Transactions with promoters
    ----------------------------------------------

     To be completed



Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

    Index of Exhibits
    --------------------------

    Plan of Reorganization dated December 18, 1998

    Articles of Incorporation and Bylaws

    Financial Statements


    Reports on Form 8-K
    -------------------

    An 8-K was filed on 11/8/98 regarding the letter of intent between the parties and a press release to that effect.

    An 8-K/A was filed on 12/21/98 amending the filing regarding the letter of intent between the parties and a press release to that effect.

    An 8-K/A2 was filed on 1/12/99, disclosing the Agreement and Plan of Reorganization signed between the parties on 12/18/98, and a meeting of the shareholders set for January 4, 1999 to change the name of the Company to Kingsley Coach, Inc., and to effect a 2-to-1 reverse split of the common stock of the Company.

    An 8-K/A3 was filed on 3/3/99, disclosing the auditor's report for the Company for the year ended December 31, 1998.


Exhibits*
--------
                                                  Where Incorporated
                                                    in this Report
                                                    --------------





Exhibit Number                                     Description
--------------                                     -----------

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

                              KINGSLEY COACH, INC.



Date:  By/S/4-15-99           By/S/Ralph Dickenson
                              President and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                             KINGSLEY COACH, INC.



Date:  By/S/4-15-99          By/S/Ralph Dickenson
                             President and Director