Form 10QSB
period 1999-03-31
KINGSLEY COACH INC
filed 1999-05-25
CIK 1026488

KINGSLEY COACH, INC. FIRST QUARTER 10QSB

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

            For the transition period from _____ to _____
                    Commission File No. 0-21733

                        KINGSLEY COACH, INC.
                 (Formerly Micro-Hydro Power, Inc.)
           (Name of Small Business Issuer in its Charter)

              DELAWARE                        87-0369035
   (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
    incorporation or organization)

                        64 Old Route 522
                      Middleburg, PA 17842
            (Address of Principal Executive Offices)

            Issuer's Telephone Number: (570)837-7114

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

                      March 31, 1999
                   Common Voting Stock
                       10,100,010

                     March 31, 1999
                     Preferred Stock
                          -0-



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                      KINGSLEY COACH, INC.
                (FORMERLY Micro-Hydro Power, Inc.)
                        BALANCE SHEET
              March 31, 1999 and December 31, 1998
                         (Unaudited)

                           ASSETS
                                     3/31/99
12/31/98




Current Assets:
     Cash                               $  87,841           $  67,724
     Accounts Receivable                   22,959              22,959
     Inventory                            847,636             800,172
         Total Current Assets             958,436             890,855

Property & Equipment, net                  98,682              98,682

Other Assets:
     Deposits                               3,650               3,650

TOTAL ASSETS                           $1,060,768           $ 993,187


             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable                  $  102,768          $ 145,334
     Accrued Liabilities                   22,187                  0
     Payable - Related Party              104,878             80,414
     Payroll Taxes Payable                 45,076             44,596
     Customer Deposits                    687,260            540,868
     Note Payable - Manufacturers         335,000            200,000
     Note Payable - Other                 470,502            479,523
     Note Payable - Shareholder           537,846            537,846
     Deferred Credits                      52,367                  0
         Total Current Liabilities      2,357,884          2,050,768

Stockholders' Deficit
    Preferred stock, $.00001 par value;
     authorized 5,000,000 shares; issued
     and outstanding -0- shares                 0                  0
    Common stock, $.00001 par value;
     authorized 30,000,000 shares;
     issued and outstanding 10,100,010        101                101
    Additional Paid-in Capital            191,878            191,878
    Accumulated Deficit                (1,249,560)        (1,249,560)
    Current Year Deficit               (  239,535)                 -
         Total Stockholders' Deficit   (1,297,116)        (1,057,581)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT          1,060,768            993,187

See accompanying notes to financial statements.


                        KINGSLEY COACH, INC.
                 (Formerly Micro-Hydro Power, Inc.)
                     STATEMENTS OF OPERATIONS
       For the Three Month Periods Ended March 31, 1999 and 1998
                          (Unaudited)

                                     Three Months       Three Months
                                        Ended
Ended                                                      3/31/99
3/31/98
REVENUE
   Sales                             $ 133,306            $       0
   Cost of Sales                      (128,211)                   0
      Gross Margin                       5,095                    0

General and Administrative Expenses    219,707                2,029
      Net Loss from Operations        (214,612)              (2,029)

Other Income/Expense
   Interest Expense                    (24,923)                   0
      Total Other Income/Expense       (24,923)                   0

Net Loss Before Taxes                 (239,535)              (2,029)
    Income Taxes                             0                     0

Net Loss                             $(239,535)             $(2,029)

Loss Per Share                       $    (.02)             $(.0003)

Weighted Average
      Shares Outstanding            10,100,010            7,300,010


See accompanying notes to the financial statements.

                      KINGSLEY COACH, INC.
              (Formerly Micro-Hydro Power, Inc.)
              STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE QUARTER ENDED MARCH 31, 1999
                                       Addit'l   Accum-      Total
                   Shares     Common   Paid-in   ulated   Stockholders'
                   Issued     Stock    Capital   Deficit     Deficit

Balance, December
31, 1998          10,100,010 $ 101    $191,878  $(1,249,560) $(1,057,581)

Net Loss for the
Period Ended
March 31, 1999                                     (239,535)    (239,535)

Balance, March 31,
1999             10,100,010 $ 101     $191,878  $(1,489,095) $(1,297,116)


See accompanying notes to the financial statements.


                      KINGSLEY COACH, INC.
              (Formerly Micro-Hydro Power, Inc.)
                    STATEMENTS OF CASH FLOWS
    For the Three Month Periods Ended March 31, 1999 and 1998
                        (Unaudited)
                                      Three Months      Three Months
                                         Ended
Ended                                                         3/31/99
3/31/98
Cash Flows Provided By/Used For
     Operating Activities

  Net Loss                            $  (239,535)      $  (2,029)
  Adjustments to reconcile
  net loss to net cash provided by/
  used in operating activities:
    Increase in inventory                (47,464)               0
    Increase in payroll liabilities          480                0
    Decrease in accounts payable         (42,566)            (100)
    Increase in customer deposits        146,392                0
      Net Cash Provided By/Used
      for Operating Activities          (130,326)            (100)

Cash Flows Provided By/Used for
Financing Activities
  Principal increase in notes payable    150,443                0
  Investment by shareholder                    0            2,129
     Net Cash Provided By Financing
     Activities                          150,443            2,219
       Net Increase in Cash               20,117                0

Beginning Cash Balance                    67,724                0

Ending Cash Balance                       87,841                0

Supplemental Disclosure
  Interest paid                           24,923                0
 Income taxes paid                             0                0


     NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1998 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2. Management Discussion and Analysis or Plan of Operation for the Period Ended March 31, 1999, including material events as applicable

    The Company was essentially dormant for ten years until an Agreement and Plan of Reorganization was executed on December 18, 1998, between the Company and Kingsley Coach, LLC, a Louisiana limited liability company, following the execution of a Letter of Intent between the companies on November 8, 1998. The result was the acquisition of the assets and liabilities of The Kingsley Coach, LLC.

    The Company accumulated losses through December 31, 1998 amounting to $1,249,560 and has a net working capital deficiency of $1,057,581 at December 31, 1998. It accumulated losses through March 31, 1999 amounting to $239,535 and had a net working capital deficiency of $1,297,076 at March 31, 1999.

     Management believes it can satisfy cash requirements through the end of the year from cash flow from operations without needing to raise additional funds. The Company is considering raising additional capital in order to increase inventory and thereby speed up delivery time of its product to its customers, and also to improve the Company's marketing efforts. No specific plans for such capital raising have been made at this time.

     Management is pursuing product research and development on more high-end and exotic materials for installation on the interior of its coaches, which Management expects would create higher per-unit sales and produce greater profit margins.

     Management is considering upgrading its paint and graphic design facility, which would provide more space and would allow for more computer-based design and application of its graphics and paints, which management expects would create higher per-unit sales and produce greater profit margins.

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

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

[S]                                                [C]
                                                  Where Incorporated
                                                    in this Report
                                                    --------------
          (i)

     Amendment to Report on Material or                Part I
     Corporate Events on Form 8-K/A,
     as filed on January 12, 1999**

     Amendment to Report on Material or                Part I
     Corporate Events on Form 8-K/A,
     as filed on March 3, 1999**

Exhibit Number                                     Description
- --------------                                     -----------

     (27)                                     Financial Date Schedule.


(b)Reports on Form 8-K.

     **This exhibit has previously been filed with the Securities and Exchange
Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           KINGSLEY COACH, INC.


Date: 5-24-99              By /S/Ralph Dickenson
                           President and Director