Form 10QSB
period 1999-06-30
KINGSLEY COACH INC
filed 1999-08-24
CIK 1026488

KINGSLEY COACH, INC. FIRST QUARTER 10QSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

                      June 30, 1999
                   Common Voting Stock
                       10,100,010

                      June 30, 1999
                     Preferred Stock
                          -0-



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                      KINGSLEY COACH, INC.
                (FORMERLY Micro-Hydro Power, Inc.)
                        BALANCE SHEET
              June 30, 1999 and December 31, 1998
                         (Unaudited)

                           ASSETS
                                     6/30/99               12/31/98

Current Assets:
     Cash                               $  74,429           $  67,724
     Accounts Receivable                   23,908              22,959
     Inventory                            921,192             800,172
         Total Current Assets           1,019,529             890,855

Property & Equipment, net                  98,682              98,682

Other Assets:
     Deposits                               3,650               3,650

TOTAL ASSETS                           $1,121,861           $ 993,187



             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable                  $  150,168          $ 145,334
     Accrued Liabilities                   22,187             22,187
     Payable - Related Party               91,905             80,414
     Payroll Taxes Payable                 33,389             44,596
     Customer Deposits                    943,398            540,868
     Note Payable - Manufacturers         335,000            200,000
     Note Payable - Other                 461,469            479,523
     Note Payable - Shareholder           537,846            537,846
     Deferred Credits                      52,367                  0
         Total Current Liabilities      2,627,729          2,050,768

Stockholders' Deficit
    Preferred stock, $.00001 par value;
     authorized 5,000,000 shares; issued
     and outstanding -0- shares                 0                  0
    Common stock, $.00001 par value;
     authorized 30,000,000 shares;
     issued and outstanding 10,100,010        101                101
    Additional Paid-in Capital            191,878            191,878
    Accumulated Deficit                (1,249,560)        (1,249,560)
    Current Year Deficit               (  448,287)                 -
         Total Stockholders' Deficit   (1,505,868)        (1,057,581)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT          1,121,861            993,187

See accompanying notes to financial statements.


                        KINGSLEY COACH, INC.
                 (Formerly Micro-Hydro Power, Inc.)
                     STATEMENTS OF OPERATIONS
       For the Three Month Periods Ended June 30, 1999 and 1998
                          (Unaudited)

                                     Six Months         Six Months
                                        Ended             Ended
                                       6/30/99           6/30/98
REVENUE
   Sales                             $ 579,790            $       0
   Cost of Sales                      (496,227)                   0
      Gross Margin                      83,563                    0

General and Administrative Expenses    478,631                1,007
      Net Loss from Operations        (395,068)              (1,007)

Other Income/Expense
   Interest Expense                    (53,219)                   0
      Total Other Income/Expense       (53,219)                   0

Net Loss Before Taxes                 (448,287)              (1,007)
    Income Taxes                             0                    0

Net Loss                             $(448,287)             $(1,007)

Loss Per Share                       $    (.04)             $  (.01)

Weighted Average
      Shares Outstanding            10,100,010              300,010


See accompanying notes to the financial statements.

                      KINGSLEY COACH, INC.
              (Formerly Micro-Hydro Power, Inc.)
              STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE QUARTER ENDED JUNE 30, 1999
                                       Add'l     Accum-      Total
                   Shares     Common   Paid-in   ulated   Stockholders'
                   Issued     Stock    Capital   Deficit     Deficit

Balance, December
31, 1998          10,100,010 $ 101    $191,878  $(1,249,560) $(1,057,581)

Net Loss for the
Period Ended
March 31, 1999                                     (239,535)    (239,535)

Net Loss for the
Period Ended
June 30, 1999                                      (448,287)    (448,287)

Balance, June 30,
1999             10,100,010 $ 101     $191,878  $(1,937,382) $(1,745,403)


See accompanying notes to the financial statements.


                      KINGSLEY COACH, INC.
              (Formerly Micro-Hydro Power, Inc.)
                    STATEMENTS OF CASH FLOWS
    For the Three Month Periods Ended June 30, 1999 and 1998
                        (Unaudited)
                                      Six Months      Six Months
                                         Ended
Ended                                                         6/30/99
6/30/98
Cash Flows Provided By/Used For
     Operating Activities

  Net Loss                            $ (448,287)      $   (1,007)
  Adjustments to reconcile
  net loss to net cash provided by/
  used in operating activities:
    Increase in inventory               (121,020)               0
    Increase in accounts receivable         (949)               0
    Decrease in payroll liabilities      (11,207)               0
    Increase in accounts payable           4,834                0
    Increase in customer deposits        402,530                0
    Increase in deferred credits          52,367                0
      Net Cash Provided By/Used
      for Operating Activities          (121,732)               0

Cash Flows Provided By/Used for
Financing Activities
  Principal increase in notes payable    128,437                0
  Investment by shareholder                    0            1,007
     Net Cash Provided By Financing
     Activities                          128,437            1,007
       Net Increase in Cash                6,705                0

Beginning Cash Balance                    67,724                0

Ending Cash Balance                       74,429                0

Supplemental Disclosure
  Interest paid                           53,219                0
 Income taxes paid                             0                0


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

Item 2. Management Discussion and Analysis or Plan of Operation for the Period Ended March 31, 1999, including material events as applicable

      The Company accumulated losses through December 31, 1998 amounting to $1,249,560 and had a net working capital deficiency of $1,057,581 at December 31, 1998. It accumulated losses through June 30, 1999 amounting to $448,287 and had a net working capital deficiency of $1,505,868 at June 30, 1999.

     The Company named Kermit Kingsley as Chief Executive Officer, effective July 1999. While bearing the same surname as the Company, Mr. Kingsley is not related to the Company or any of its officers and directors. Mr. Kingsley has proposed a number of changes in the Company, which as of this release have not become effective and may not become effective:

     New officers and directors. The current proposal calls for the following officers and directors: President, Daniel Ayres; Vice President and CFO, Paul Gregg; Jack Patterson, Secretary/Treasurer; Kermit Kingsley, Chairman of the Board; Fred Smith, Vice Chairman of the Board; David Ayres, Director; Tom Pistacchio, Director; Gary Jestice, Director; Catherine Rimes, Director; Charles Yeomans, Director.

     New manufacturing facility location. A location for another manufacturing facility is being sought in the West in order to increase plant capacity to meet the delivery schedules for the increased number of orders anticipated, in particular for specialty and medical units.

     Orders for specialty and mobile medical units. Orders are being negotiated for twenty-five specialty and mobile medical units to be delivered within the next eighteen months. These units would be priced at an average of $700,000, for a total order of $17,500,000.

     Financing. The Company is securing $1,000,000 of financing for the purchase of truck chassis and power units, with interest at Prime Rate, and ten percent payments due upon the placement of each order and every month thereafter until each purchase is paid in full. In addition, the Company is looking to complete a $5,000,000 line of credit for operations of the Company, secured by an insurance company financial guaranty bond.

     Consulting agreement.   The Company has signed a consulting agreement
with DRK, Inc., which consists of Ralph Dickenson, George Carlson, and Richard Whitney. Upon its effective date, which shall commence with the first payment from the Company, the Company will pay DRK, Inc. $500,000 per year for five years in exchange for DRK, Inc.'s consulting services over a five year period, and the surrender to the Company of DRK, Inc.'s contacts, programs, customer lists, research, records, engineering and software.

     Management believes that with the cash flow of the Company and the financing as set forth above, that it can satisfy cash requirements through the end of the year. The Company is considering raising additional capital in order to increase inventory and thereby speed up delivery time of its product to its customers, and also to improve the Company's marketing efforts. No specific plans for such capital raising have been made at this time.

     Management recognizes that its product is considered a luxury item, and that as the economy has enjoyed remarkable growth for some time, that the growth cycle may end, detrimentally affecting consumer interest in luxury items and the decrease of discretionary income. Therefore, the Company is pursuing contracts for specialty and mobile medical units. Sales of these units would result in a lower margin compared to the Company's luxury coaches. However, it would result in volume orders from the same customer as well as repeat business, which the Company lacks with individual luxury orders.

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Changes in Securities.

The Board has approved a 1-for-2 stock split in order to reposition the stock in the market at a higher valuation. This split will be effective within 30-45 days.

All of the outstanding stock options as of December 31, 1998 have been recaptured and canceled by the Company.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of matters to a Vote of Security Holders.

None; not applicable

Item 5. Other Information.

None; not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number                                     Description
- --------------                                     -----------
     (27)                                     Financial Date Schedule.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           KINGSLEY COACH, INC.


Date: 8-23-99               By /S/Ralph Dickenson
                           President and Director