Form 10QSB
period 1999-09-30
KINGSLEY COACH INC
filed 1999-11-12
CIK 1026488

KINGSLEY COACH, INC. THIRD QUARTER 10QSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

                   September 30, 1999
                   Common Voting Stock
                       10,100,010

                    September 30, 1999
                     Preferred Stock
                          -0-



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                      KINGSLEY COACH, INC.
                (FORMERLY Micro-Hydro Power, Inc.)
                        BALANCE SHEET
            September 30, 1999 and December 31, 1998
                         (Unaudited)

                           ASSETS
                                        9/30/99              12/31/98

Current Assets:
     Cash                               $ 183,846           $  67,724
     Accounts Receivable                   99,567              22,959
     Inventory                            888,213             800,172
                                        ---------             -------
         Total Current Assets           1,171,626             890,855

Property & Equipment, net                  98,682              98,682

Other Assets:
     Deposits                               3,650               3,650
     Prepaid Expenses                       5,000                   0
                                            -----               -----
         Total Other Assets                 8,650               3,650

TOTAL ASSETS                           $1,278,958           $ 993,187
                                        =========             =======


             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable                  $  243,292          $ 145,334
     Accrued Liabilities                   22,187             22,187
     Payable - Related Party               44,520             80,414
     Payroll Taxes Payable                 44,065             44,596
     Customer Deposits                    841,956            540,868
     Note Payable - Manufacturers         335,000            200,000
     Note Payable - Other                 452,546            479,523
     Note Payable - Shareholder           537,846            537,846
     Deferred Credits                      52,367                  0
                                        ---------          ---------
         Total Current Liabilities      2,573,779          2,050,768

Stockholders' Deficit
    Preferred stock, $.00001 par value;
     authorized 5,000,000 shares; issued
     and outstanding -0- shares                 0                  0
    Common stock, $.00001 par value;
     authorized 30,000,000 shares;
     issued and outstanding 10,100,010        101                101
    Additional Paid-in Capital            191,878            191,878
    Accumulated Deficit                (1,249,560)        (1,249,560)
    Current Year Deficit               (  237,240)                 -
                                        ---------          ---------
         Total Stockholders' Deficit   (1,294,821)        (1,057,581)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT         $1,278,958           $993,187
                                        =========            =======

See accompanying notes to financial statements.


                        KINGSLEY COACH, INC.
                 (Formerly Micro-Hydro Power, Inc.)
                     STATEMENTS OF OPERATIONS
       For the Nine Month Periods Ended September 30, 1999 and 1998
                          (Unaudited)

                                     Nine Months         Nine Months
                                        Ended               Ended
                                       9/30/99             9/30/98
REVENUE
   Sales                            $1,858,270            $       0
   Cost of Sales                    (1,317,047)                   0
                                     ---------             --------
      Gross Margin                     539,223                    0

General and Administrative Expenses    698,261                1,007
                                       -------                -----
      Net Loss from Operations        (159,038)              (1,007)

Other Income/Expense
   Interest Expense                    (78,202)                   0
                                        ------                 ----
      Total Other Income/Expense       (78,202)                   0

Net Loss Before Taxes                 (237,240)              (1,007)
    Income Taxes                             0                    0
                                       -------                -----
Net Loss                             $(237,240)             $(1,007)
                                       =======                =====
Loss Per Share                       $    (.02)             $  (.01)

Weighted Average
      Shares Outstanding            10,100,010              300,010


See accompanying notes to the financial statements.

                      KINGSLEY COACH, INC.
              (Formerly Micro-Hydro Power, Inc.)
              STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                       Add'l     Accum-      Total
                   Shares     Common   Paid-in   ulated   Stockholders'
                   Issued     Stock    Capital   Deficit     Deficit

Balance, December
31, 1998          10,100,010  $ 101   $191,878  $(1,249,560) $(1,057,581)

Net Loss for the
Period Ended
March 31, 1999                                     (239,535)    (239,535)

Net Loss for the
Period Ended
June 30, 1999                                      (208,752)    (208,752)

Net Income for the
Period Ended
September 30, 1999                                  211,047      211,047

Balance,
September 30,    __________  _____     _______   __________   __________
1999             10,100,010  $ 101    $191,878  $(1,486,800) $(1,294,821)
                 ==========  =====     =======   ==========   ==========

See accompanying notes to the financial statements.


                      KINGSLEY COACH, INC.
              (Formerly Micro-Hydro Power, Inc.)
                    STATEMENTS OF CASH FLOWS
    For the Nine Month Periods Ended September 30, 1999 and 1998
                        (Unaudited)
                                      Nine Months      Nine Months
                                         Ended           Ended
                                        9/30/99         9/30/98
Cash Flows Provided By/Used For
     Operating Activities

  Net Loss                            $  (237,240)      $  (1,007)
  Adjustments to reconcile
  net loss to net cash provided by/
  used in operating activities:
    Increase in inventory                 (88,041)              0
    Increase in accounts receivable       (76,608)              0
    Increase in prepaid expenses           (5,000)              0
    Decrease in payroll liabilities          (531)              0
    Increase in accounts payable           97,958               0
    Increase in customer deposits         301,088               0
    Increase in deferred credits           52,367               0
      Net Cash Provided By/Used
      for Operating Activities             43,993               0

Cash Flows Provided By/Used for
Financing Activities
  Principal increase in notes payable      72,129               0
  Investment by shareholder                     0           1,007
     Net Cash Provided By Financing
     Activities                            72,129           1,007

       Net Increase in Cash               116,122               0

Beginning Cash Balance                     67,724               0

Ending Cash Balance                       183,846               0

Supplemental Disclosure
  Interest paid                            78,202               0
 Income taxes paid                              0               0


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

Item 2. Management Discussion and Analysis or Plan of Operation for the Period Ended September 30, 1999, including material events as applicable

      The Company accumulated losses through December 31, 1998 amounting to $(1,249,560) and had a net working capital deficiency of $(1,057,581) at December 31, 1998. It accumulated losses through September 30, 1999 amounting to $(237,240) and had a net working capital deficiency of $(1,294,821) at September 30, 1999.

      Management can satisfy cash requirements through the end of the year from cash flow from operations without needing to raise additional funds. However, the Company is actively seeking additional capital in order to increase inventory, production, and to decrease delivery time of its product to its customers. Funding would also be used to expand its own manufacturing facilities in order to decrease its reliance on Thor Industries, Inc., an RV manufacturer, which is currently responsible for approximately 50% of the construction of each of the coaches manufactured by the Company. Ultimately, this would markedly decrease its production costs per unit, and it is expected that the costs of expansion would be fully recouped within two years. The Company is working with the financial consulting firm of Jenson Services, Inc. to assist it in identifying capital sources, with the ultimate goal to seek between $2,000,000 and $5,000,000 in convertible notes/debentures. Management has approved a two-to-one stock split that will take effect in November 1999 in order to make an investment in the Company more attractive.

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

        Management recognizes that is product is considered a luxury item, and that as the economy has enjoyed remarkable growth for some time, that the growth cycle may end, detrimentally affecting consumer interest in luxury items. However, management has experienced a steady increase in interest and sales, and expects, as more babyboomers begin consider retirement, that sales will continue to increase for the foreseeable future, even if the economy experiences a downturn.

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings.

   On August 16, 1999, the Company was served with a lawsuit entitled Russell
A. Ratliff and Southeast Financial Consulting, Inc., Plaintiffs, vs. The Kingsley Coach, Inc., The Kingsley Coach, L.L.C., D.R.K., Inc., Verdo J. Lancaster, Richard Dutson and Ralph Dickenson, Defendants. The Complaint was filed on August 2, 1999 in the Chancery Court for Roane County, State of Tennessee.
   In the Complaint, the Plaintiffs allege that they located investors and investment opportunities for the Company, but that the Defendants did not cooperate in finalizing these investments, and as a result Plaintiffs were injured in that they would have received 2,170,000 shares of common stock of the Company in exchange for the investments, pursuant to an agreement between the Plaintiffs and the Company. Plaintiffs are seeking, in the alternative, an equitable award of $500,000.
    The Company and all of the Defendants have denied and continue to deny each and every allegation of the Complaint, are vigorously defending the lawsuit, and believe it is wholly without merit and is being brought for the sole purpose of improperly of forcing the Company, through a nuisance suit, to settle the suit through an issuance of shares to Plaintiffs.

Item 2.Changes in Securities.

Management has approved a 2-to-1 reverse split of all of its outstanding shares of common stock, which will take effect in mid-November, 1999. None; not applicable.

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

                           KINGSLEY COACH, INC.


Date: 11/12/99             By /S/Ralph Dickenson
                           President and Director