Form 10KSB/A
period 1998-12-31
KINGSLEY COACH INC
filed 2000-01-05
CIK 1026488

KINGSLEY COACH, INC. 10KSB/A 1998
                  (FORMERLY MICRO-HYDRO POWER, INC.)

                   U. S. Securities and Exchange Commission
                        Washington, D.C. 20549

                                FORM 10-KSB/A1

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

                             64 Old Route 522
                           Middleburg, PA 17842
                        --------------------------
                 (Address of Principal Executive Offices)
                               (570)837-7114
                               -------------
                       Registrant's Telephone Number



Item 6. Management Discussion and Analysis of Plan of Operation
---------------------------------------------------------------

The following inserted at the end of management and analysis of operations

    The Year 2000, or Y2K problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. We rely minimally on computers or computer applications and software, and believe that our manual systems can serve as adequate backup should a Y2K issue develop. We have reviewed and tested our computer systems and applications and believe that they are Y2K compliant. We can give no assurance that third parties with whom we do business or intend to do business will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on us. However, we do not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on our financial condition or results of operations. We have only one vendor, Thor America, Inc., a subsidiary of Thor Industries, Inc., upon which we rely upon substantially for our operations. Thor disclosed in its 10Q for the quarter ended April 30, 1999, that its computer systems are 76% Y2K compliant, and that it intends to have all systems compliant by July 31, 1999.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              KINGSLEY COACH, INC.



Date:  By 12-20-99           By/S/Ralph Dickenson
                             --------------------
                             Ralph Dickenson, Chairman and President