Form 10QSB/A
period 1999-03-31
KINGSLEY COACH INC
filed 2000-01-05
CIK 1026488

KINGSLEY COACH, INC. FIRST QUARTER 10QSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-QSB/A1

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

                      March 31, 1999
                   Common Voting Stock
                       11,401,010

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



                      KINGSLEY COACH, INC.
                (FORMERLY Micro-Hydro Power, Inc.)
                        BALANCE SHEET
              March 31, 1999 and December 31, 1998
                         (Unaudited)
                           ASSETS
                                           3/31/99          12/31/98
Current Assets:
     Cash                               $  87,841           $  67,724
     Accounts Receivable                   22,959              22,959
     Inventory                            847,636             800,172
                                          -------             -------
         Total Current Assets             958,436             890,855

Property & Equipment, net                  98,682              98,682

Other Assets:
     Deposits                               3,650               3,650
                                        ---------             -------
TOTAL ASSETS                           $1,060,768           $ 993,187
                                        =========             =======

             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable                  $  102,768          $ 145,334
     Accrued Liabilities                   22,187             22,187
     Payable - Related Party              104,878             80,414
     Payroll Taxes Payable                 45,076             44,596
     Customer Deposits                    687,260            540,868
     Note Payable - Manufacturers         335,000            200,000
     Note Payable - Other                 470,502            479,523
     Note Payable - Shareholder           537,846            537,846
     Deferred Credits                      52,367                  0
                                        ---------          ---------
         Total Current Liabilities      2,357,884          2,050,768

Stockholders' Deficit
    Preferred stock, $.00001 par value;
     authorized 5,000,000 shares; issued
     and outstanding -0- shares                 0                  0
    Common stock, $.00001 par value;
     authorized 30,000,000 shares;
     issued and outstanding 11,401,010
     at 3/31/99, 10,100,010 at 12/31/98       114                101
    Additional Paid-in Capital            224,390            191,878
    Accumulated Deficit                (1,249,560)        (1,249,560)
    Current Year Deficit               (  272,060)                 -
                                        ---------          ---------
         Total Stockholders' Deficit   (1,297,116)        (1,057,581)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT         $1,060,768          $ 993,187
                                        =========           ========

See accompanying notes to financial statements.


                        KINGSLEY COACH, INC.
                 (Formerly Micro-Hydro Power, Inc.)
                     STATEMENTS OF OPERATIONS
       For the Three Month Periods Ended March 31, 1999 and 1998
                          (Unaudited)

                                     Three Months       Three Months
                                        Ended              Ended
                                       3/31/99            3/31/98
REVENUE
   Sales                             $ 133,306            $       0
   Cost of Sales                      (128,211)                   0
                                       -------              -------
      Gross Margin                       5,095                    0

General and Administrative Expenses    252,232                2,029
                                       -------               ------
      Net Loss from Operations        (247,137)              (2,029)

Other Income/Expense
   Interest Expense                    (24,923)                   0
                                        ------               ------
      Total Other Income/Expense       (24,923)                   0

Net Loss Before Taxes                 (272,060)              (2,029)
    Income Taxes                             0                    0
                                       -------               ------
Net Loss                             $(272,060)             $(2,029)
                                       =======               ======
Loss Per Share                       $    (.02)             $(.0003)
                                       =======               ======
Weighted Average
      Shares Outstanding            11,401,010            7,300,010
                                    ==========            =========

See accompanying notes to the financial statements.



                      KINGSLEY COACH, INC.
              (Formerly Micro-Hydro Power, Inc.)
              STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE QUARTER ENDED MARCH 31, 1999
                                       Addit'l   Accum-      Total
                   Shares     Common   Paid-in   ulated   Stockholders'
                   Issued     Stock    Capital   Deficit     Deficit

Balance, December
31, 1998          10,100,010 $ 101    $191,878  $(1,249,560) $(1,057,581)

Common stock issued
for services
rendered           1,301,000    13      32,512                    32,525

Net Loss for the
Period Ended
March 31, 1999                                     (272,060)    (272,060)
                 ----------  -----    --------   ----------   ----------
Balance, March 31,
1999             11,401,010  $ 114    $224,390  $(1,521,620) $(1,297,116)
                 ==========  =====    ========   ==========   ==========

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
                                        3/31/99           3/31/98

Cash Flows Provided By/Used For
     Operating Activities

  Net Loss                            $  (272,060)      $  (2,029)
  Adjustments to reconcile
  net loss to net cash provided by/
  used in operating activities:
    Increase in inventory                (47,464)               0
    Increase in payroll liabilities          480                0
    Decrease in accounts payable         (42,566)            (100)
    Increase in customer deposits        146,392                0
    Increase in deferred credits          52,367                0
    Services rendered for stock           32,525                0
                                         -------            -----
      Net Cash Provided By/Used
      for Operating Activities          (130,326)          (2,129)

Cash Flows Provided By/Used for
Financing Activities
  Principal increase in notes payable    150,443                0
  Investment by shareholder                    0            2,129
                                         -------            -----
     Net Cash Provided By Financing
     Activities                          150,443            2,129
                                         -------            -----
       Net Increase in Cash               20,117                0

Beginning Cash Balance                    67,724                0
                                          ------            -----
Ending Cash Balance                       87,841                0
                                          ======            =====
Supplemental Disclosure
  Interest paid                           24,923                0
  Income taxes paid                            0                0


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

    We accumulated losses through December 31, 1998 amounting to $(1,249,560) and had a net working capital deficiency of $(1,057,581) at December 31, 1998. We accumulated losses through March 31, 1999 amounting to $(272,060) and have a net working capital deficiency of $(1,297,116) at March 31, 1999. Research and development activities and costs in the amounts of $375,000 for 1997 and $600,000 for 1998 are represented in this deficiency.

    We moved our operations, including inventory, equipment and staff during the quarter ended March 31, 1999. The costs related to the move, including the related loss of sales revenue, resulted in the loss for the quarter of $(272,060).

    We issued 1,301,000 shares of common stock during the quarter to board members, officers, and employees of Kingsley Coach, Inc. for services rendered to us.

     Management believes it can satisfy cash requirements through the end of the year from cash flow from operations without needing to raise additional funds. We are considering raising additional capital in order to increase inventory and thereby speed up delivery time of our product to our customers, and also to improve our marketing efforts. No specific plans for such capital raising have been made at this time.

     We are pursuing product research and development on more high-end and exotic materials for installation on the interior of our coaches, which we expect will create higher per-unit sales and produce greater profit margins.

     We are considering upgrading our paint and graphic design facility, which would provide more space and would allow for more computer-based design and application of our graphics and paints, which we expect will create higher per-unit sales and produce greater profit margins.

     We recognize that our product is considered a luxury item, and that as the economy has enjoyed remarkable growth for some time, the growth cycle may end, detrimentally affecting consumer interest in luxury items. However, we have not seen a decrease in interest or in sales, and expect, as more babyboomers begin consider retirement, that sales will continue to increase for the foreseeable future, even if the economy experiences a downturn.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

On March 1, 1999 Neil Rand d/b/a Corporate Imaging v. Kingsley Coach, Inc., et al was filed against Kingsley Coach, Inc.Corporate Imaging ("CI") filed this lawsuit against Kingsley Coach, Inc. ("Kingsley") in the Supreme Court of Maricopa County, Arizona. CI alleges that Russell Ratliff, on behalf of Kingsley, contracted with CI for CI to provide certain "management services" in exchange for 15,000 shares of free trading Kingsley common stock. CI further alleges that Kingsley failed to pay CI the 15,000 shares of stock. CI seeks approximately $52,000 in damages, plus attorney fees.

Kingsley maintains that Ratliff had no authority to execute on behalf of Kingsley any contract with CI. Kingsley further maintains that CI did not provide any service. Kingsley has joined Ratliff as a third-party defendant.

This matter is currently set for trial in May, 2000.

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

(a)Exhibits.*

[S]                                                [C]
                                                  Where Incorporated
                                                    in this Report
                                                    --------------
          (i)

     Amendment to Report on Material or                Part I
     Corporate Events on Form 8-K/A,
     as filed on January 12, 1999**

     Amendment to Report on Material or                Part I
     Corporate Events on Form 8-K/A,
     as filed on March 3, 1999**

Exhibit Number                                     Description
---------------                                     -----------

     (27)                                     Financial Date Schedule.

(b)Reports on Form 8-K.

     **This exhibit has previously been filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           KINGSLEY COACH, INC.


Date: 12-17-99              By /S/Ralph Dickenson
                            ---------------------
                            Ralph Dickenson, Chairman and President