Form 10QSB/A
period 1999-06-30
KINGSLEY COACH INC
filed 2000-01-05
CIK 1026488

KINGSLEY COACH, INC. SECOND QUARTER 10QSB

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

                      June 30, 1999
                   Common Voting Stock
                       14,401,010

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



                      KINGSLEY COACH, INC.
                (FORMERLY Micro-Hydro Power, Inc.)
                        BALANCE SHEET
              June 30, 1999 and December 31, 1998
                         (Unaudited)

                           ASSETS
                                          6/30/99            12/31/98

Current Assets:
     Cash                               $  74,429           $  67,724
     Accounts Receivable                   23,908              22,959
     Inventory                            921,192             800,172
                                        ---------             -------
         Total Current Assets           1,019,529             890,855

Property & Equipment, net                  98,682              98,682

Other Assets:
     Deposits                               3,650               3,650
     Technology                            15,000                   0
                                        ---------             -------
       Total Other Assets                  18,650               3,650

TOTAL ASSETS                           $1,136,861           $ 993,187
                                        =========             =======

             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable                  $  150,168          $ 145,334
     Accrued Liabilities                   22,187             22,187
     Payable - Related Party               91,905             80,414
     Payroll Taxes Payable                 33,389             44,596
     Customer Deposits                    943,398            540,868
     Note Payable - Manufacturers         335,000            200,000
     Note Payable - Other                 461,469            479,523
     Note Payable - Shareholder           537,846            537,846
     Deferred Credits                      52,367                  0
                                        ---------          ---------
         Total Current Liabilities      2,627,729          2,050,768

Stockholders' Deficit
    Preferred stock, $.00001 par value;
     authorized 5,000,000 shares; issued
     and outstanding -0- shares                 0                  0
    Common stock, $.00001 par value;
     authorized 30,000,000 shares;
     issued and outstanding 14,401,010
     At 6/30/99, 10,100,010 at 12/31/98       144                101
    Additional Paid-in Capital            289,360            191,878
    Accumulated Deficit                (1,249,560)        (1,249,560)
    Current Year Deficit               (  530,812)                 -
                                        ---------          ---------
         Total Stockholders' Deficit   (1,490,868)        (1,057,581)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT         $1,136,861          $ 993,187
                                        =========           ========

See accompanying notes to financial statements.



                        KINGSLEY COACH, INC.
                 (Formerly Micro-Hydro Power, Inc.)
                     STATEMENTS OF OPERATIONS
    For the Three and Six Month Periods Ended June 30, 1999 and 1998
                          (Unaudited)

                                  Three Months Ended      Six Months Ended
                                  -------------------    ------------------
                                  6/30/99     6/30/98    6/30/99    6/30/98
REVENUE
   Sales                         $446,484    $      0   $579,790   $      0
   Cost of Sales                 (368,016)          0   (496,227)         0
                                  -------     -------    -------    -------
      Gross Margin                 78,468           0     83,563          0

General and
  Administrative Expenses         308,924       (1002)   561,156      1,007
                                  -------     -------    -------    -------
      Net Loss from Operations   (230,456)       1002   (477,593)    (1,007)

Other Income/Expense
   Interest Expense               (28,296)          0    (53,219)         0
                                  -------     -------    -------    -------
     Total Other Income/Expense   (28,296)          0    (53,219)         0

Net Loss Before Taxes            (258,752)       1002   (530,812)    (1,007)
    Income Taxes                        0           0          0          0
                                  -------     -------    -------    -------
Net Loss                        $(258,752)    $  1002  $(530,812)   $(1,007)
                                  =======     =======    =======    =======
Loss Per Share                  $    (.02)    $  .003  $    (.04)   $  (.01)
                                  =======     =======    =======    =======
Weighted Average
      Shares Outstanding       14,401,010     300,010  14,401,010   300,010
                               ==========     ======= ===========   =======

See accompanying notes to the financial statements.




                      KINGSLEY COACH, INC.
              (Formerly Micro-Hydro Power, Inc.)
              STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE QUARTER ENDED JUNE 30, 1999
                                       Add'l     Accum-      Total
                   Shares     Common   Paid-in   ulated   Stockholders'
                   Issued     Stock    Capital   Deficit     Deficit

Balance, December
31, 1998          10,100,010  $ 101   $191,878  $(1,249,560) $(1,057,581)


Common stock issued
for services
rendered           1,301,000     13     32,512                    32,525

Net Loss for the
Period Ended
March 31, 1999                                     (272,060)    (272,060)

Common stock issued
for technology     1,000,000     10     14,990                    15,000

Common stock issued
for DRK contract   2,000,000     20     49,980                    50,000

Net Loss for the
Period Ended
June 30, 1999                                      (258,752)    (258,752)

Balance, June 30, ---------    ----    -------   ----------    ---------
1999             14,401,010   $ 144   $289,360  $(1,780,372) $(1,490,868)
                 ==========    ====    =======   ==========    =========

See accompanying notes to the financial statements.




                      KINGSLEY COACH, INC.
              (Formerly Micro-Hydro Power, Inc.)
                    STATEMENTS OF CASH FLOWS
    For the Six Month Periods Ended June 30, 1999 and 1998
                        (Unaudited)
                                      Six Months         Six Months
                                         Ended             Ended
                                        6/30/99           6/30/98
Cash Flows Provided By/Used For
     Operating Activities

  Net Loss                            $ (530,812)      $   (1,007)
  Adjustments to reconcile
  net loss to net cash provided by/
  used in operating activities:
    Increase in inventory               (121,020)               0
    Increase in accounts receivable         (949)               0
    Decrease in payroll liabilities      (11,207)               0
    Increase in accounts payable           4,834                0
    Increase in customer deposits        402,530                0
    Increase in deferred credits          52,367                0
    Services rendered for stock           82,525                0
                                         -------            -----
      Net Cash Provided By/Used
      for Operating Activities          (121,732)               0

Cash Flows Provided By/Used for
Financing Activities
  Principal increase in notes payable    128,437                0
  Investment by shareholder                    0            1,007
                                         -------            -----
     Net Cash Provided By Financing
     Activities                          128,437            1,007
                                         -------            -----
       Net Increase in Cash                6,705                0

Beginning Cash Balance                    67,724                0
                                          ------            -----
Ending Cash Balance                       74,429                0
                                          ======            =====
Supplemental Disclosure
  Interest paid                           53,219                0
  Income taxes paid                            0                0


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

Item 2. Management Discussion and Analysis or Plan of Operation for the Period Ended June 30, 1999, including material events as applicable

      We accumulated losses through December 31, 1998 amounting to $(1,249,560) and had a net working capital deficiency of $(1,057,581) at December 31, 1998. We accumulated losses through June 30, 1999 amounting to $(530,812) and had a net working capital deficiency of $(1,490,868) at June 30, 1999.

     Our accumulated losses include $975,000 in research and development costs represented in the current deficiency. We moved our operations, including inventory, equipment and staff during the quarter ended March 31, 1999 which resulted in a loss for the first six months of $(530,812). During July, 1999, we demonstrated a profit of $156,284.

     A proposal was made to us in July, 1999 by Kermit Kingsley, (although same surname, not a related party) who was appointed to the role of Chief Executive Office (CEO) on July 15, 1999. The proposal called for new officers and directors, a new manufacturing facility, orders for specialty vehicles, securing additional financing of $1,000,000, plus a line of credit of $5,000,000 secured by an insurance company financial guaranty bond, and a consulting agreement with DRK, Inc. These proposals were made by Kermit Kingsley. The proposed changes did not become effective. Kermit Kingsley was removed from the position of CEO on August 23, 1999, by the Board of Directors, for lack of ability to complete the understanding with us or to institute proposed changes. We note that at no time did Kermit Kingsley have any material impact on our operations or performance. Ralph Dickerson was appointed CEO by the Board of Directors on August 23, 1999.

      We entered into an agreement for a management services agreement with DRK, Inc. of Anoka, Minnesota. The principals of the firm include George Carlson, Richard Whitney and Catherine Rimes. These persons are related personally and professionally to Ralph Dickenson, Chairman. These persons and others on the staff of DRK, Inc. represent the individuals who have been directly involved in the research, development, design, engineering, sales and manufacture of Kingley Coaches and our day-to-day management since our inception.

      The five-year contract provides for management and production services with performance-based incentives, including monthly fixed base payments equal to actual cost, and incentive-based payments calculated quarterly. We issued 2,000,000 shares of our restricted stock for partial payment of this agreement. This agreement is significant and could effect a change in control of Kingsley Coach, Inc.

     We also acquired intellectual property from DRK, Inc., representing 100% of the rights to an extended sleeper cab with slide-outs, unique in the trucking industry. The rights to the intellectual property were purchased by us for 1,000,000 shares of our restricted common stock.

     Management believes that with the cash flow of the Company and the financing as set forth above, we can satisfy cash requirements through the end of the year. We are considering raising additional capital in order to increase inventory and thereby speed up delivery time of our product to our customers, and also to improve our marketing efforts. No specific plans for such capital raising have been made at this time.

     We recognize that our product is considered a luxury item, and that as the economy has enjoyed remarkable growth for some time, the growth cycle may end, detrimentally affecting consumer interest in luxury items and the decrease of discretionary income. Therefore, we are pursuing contracts for specialty and mobile medical units. Sales of these units would result in a lower margin compared to our luxury coaches. However, it would result in volume orders from the same customer as well as repeat business, which we lack with individual luxury orders.

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

Item 1. Legal Proceedings.

Reference March 31, 1999 10-QSB/A1 for detailed information on pending litigation: Neil Rand d/b/a Corporate Imaging v. Kingsley Coach, Inc., et al.

Item 2. Changes in Securities.

The Board has approved a 2-for-1 reverse stock split in order to reposition the stock in the market at a higher valuation. This split will be effective within 30-45 days.

All of the outstanding stock options as of December 31, 1998 have been recaptured and canceled by the Company.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of matters to a Vote of Security Holders.

None; not applicable

Item 5. Other Information.

None; not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number                               Description
----------------                             -----------
   EX-10                                     DRK, Inc. Contract
   EX-27                                     Financial Date Schedule



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           KINGSLEY COACH, INC.


Date: 12-17-99               By /S/ Ralph Dickenson
                             ----------------------
                             Ralph Dickenson, Chairman and President