Form 10QSB/A
period 1999-09-30
KINGSLEY COACH INC
filed 2000-01-05
CIK 1026488

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

                   September 30, 1999
                   Common Voting Stock
                       14,401,010

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



                      KINGSLEY COACH, INC.
                (FORMERLY Micro-Hydro Power, Inc.)
                        BALANCE SHEET
            September 30, 1999 and December 31, 1998
                         (Unaudited)

                           ASSETS
                                        9/30/99              12/31/98

Current Assets:
     Cash                               $ 183,846           $  67,724
     Accounts Receivable                   99,567              22,959
     Inventory                            888,213             800,172
                                        ---------             -------
         Total Current Assets           1,171,626             890,855

Property & Equipment, net                  98,682              98,682

Other Assets:
     Deposits                               3,650               3,650
     Prepaid Expenses                       5,000                   0
     Technology                            15,000                   0
                                           ------               -----
         Total Other Assets                23,650               3,650

TOTAL ASSETS                           $1,293,958           $ 993,187
                                        =========             =======


             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable                  $  243,292          $ 145,334
     Accrued Liabilities                   22,187             22,187
     Payable - Related Party               44,520             80,414
     Payroll Taxes Payable                 44,065             44,596
     Customer Deposits                    841,956            540,868
     Note Payable - Manufacturers         335,000            200,000
     Note Payable - Other                 452,546            479,523
     Note Payable - Shareholder           537,846            537,846
     Deferred Credits                      52,367                  0
                                        ---------          ---------
         Total Current Liabilities      2,573,779          2,050,768

Stockholders' Deficit
    Preferred stock, $.00001 par value;
     authorized 5,000,000 shares; issued
     and outstanding -0- shares                 0                  0
    Common stock, $.00001 par value;
     authorized 30,000,000 shares;
     issued and outstanding 14,401,010
     at 9/30/99, 10,100,010 at 12/31/98       144                101
    Additional Paid-in Capital            289,360            191,878
    Accumulated Deficit                (1,249,560)        (1,249,560)
    Current Year Deficit               (  319,765)                 -
                                        ---------          ---------
         Total Stockholders' Deficit   (1,279,821)        (1,057,581)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT         $1,293,958           $993,187
                                        =========            =======

See accompanying notes to financial statements.


                        KINGSLEY COACH, INC.
                 (Formerly Micro-Hydro Power, Inc.)
                     STATEMENTS OF OPERATIONS
  For the Three and Nine Month Periods Ended September 30, 1999 and 1998
                          (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                  -------------------    ------------------
                                  9/30/99     9/30/98    9/30/99    9/30/98
REVENUE
   Sales                         $1,276,480  $      0   $1,856,270  $      0
   Cost of Sales                 (  820,820)        0   (1,317,047)        0
                                  ---------   -------    ---------   -------
      Gross Margin                  455,660         0      539,223         0

General and
  Administrative Expenses           219,630         0      780,786         0
                                  ---------   -------    ---------   -------
      Net Loss from Operations      236,030         0     (241,563)        0

Other Income/Expense
   Interest Expense                (24,983)         0      (78,202)        0
                                  ---------   -------    ---------   -------
     Total Other Income/Expense    (24,983)         0      (78,202)        0

Net Income (Loss) Before Taxes     211,047          0     (319,765)        0
    Income Taxes                         0          0            0         0
                                  --------    -------    ---------   -------
Net Loss                        $  211,047    $     0    $(319,765) $      0
                                  ========    =======    =========   =======
Loss Per Share                  $      .01    $     0    $    (.02) $      0
                                  ========    =======    =========   =======
Weighted Average
      Shares Outstanding        14,401,010    300,010   14,401,010   300,010
                                ==========    =======   ==========   =======

See accompanying notes to the financial statements.



                      KINGSLEY COACH, INC.
              (Formerly Micro-Hydro Power, Inc.)
              STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                       Add'l     Accum-      Total
                   Shares     Common   Paid-in   ulated   Stockholders'
                   Issued     Stock    Capital   Deficit     Deficit

Balance, December
31, 1998          10,100,010  $ 101   $191,878  $(1,249,560) $(1,057,581)


Common stock issued
for services
rendered           1,301,000     13     32,512                    32,525

Net Loss for the
Period Ended
March 31, 1999                                     (272,060)    (272,060)

Common stock issued
for technology     1,000,000     10     14,990                    15,000

Common stock issued
for DRK contract   2,000,000     20     49,980                    50,000

Net Loss for the
Period Ended
June 30, 1999                                      (258,752)    (258,752)

Net Income for the
Period Ended
September 30, 1999                                  211,047      211,047

Balance, September---------    ----    -------   ----------    ---------
30, 1999         14,401,010   $ 144   $289,360  $(1,569,325) $(1,279,821)
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
                                        9/30/99            9/30/98
Cash Flows Provided By/Used For
     Operating Activities

  Net Loss                            $ (319,765)      $   (1,007)
  Adjustments to reconcile
  net loss to net cash provided by/
  used in operating activities:
    Increase in inventory                (88,041)               0
    Increase in accounts receivable      (76,608)               0
    Increase in prepaid expenses         ( 5,000)               0
    Decrease in payroll liabilities      (   531)               0
    Increase in accounts payable          97,958                0
    Increase in customer deposits        301,088                0
    Increase in deferred credits          52,367                0
    Services rendered for stock           82,525                0
                                         -------            -----
      Net Cash Provided By/Used
      for Operating Activities            43,993                0

Cash Flows Provided By/Used for
Financing Activities
  Principal increase in notes payable     72,129                0
  Investment by shareholder                    0            1,007
                                         -------            -----
     Net Cash Provided By Financing
     Activities                           72,129            1,007
                                         -------            -----
       Net Increase in Cash              116,122                0

Beginning Cash Balance                    67,724                0
                                         -------            -----
Ending Cash Balance                      183,846                0
                                         =======            =====
Supplemental Disclosure
  Interest paid                           78,202                0
  Income taxes paid                            0                0




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

Item 2. Management Discussion and Analysis or Plan of Operation for the Period Ended September 30, 1999, including material events as applicable

      We accumulated losses through December 31, 1998 amounting to $(1,249,560) and had a net working capital deficiency of $(1,057,581) at December 31, 1998. We accumulated losses through September 30, 1999 amounting to $(319,765) and had a net working capital deficiency of $(1,279,821) at September 30, 1999.

      We continued to maintain significant gross profit margins on individual units. We posted the following operating profits for each month in the quarter: $156,284 (July); $2,429 (August); $52,334 (September). Following the end of the quarter, monthly profits have continued, with October, 1999 demonstrating a $69,611 profit. We anticipate continued monthly profits in November, and project small losses in December, 1999 and January, 2000 due to seasonal fluctuations and loss of production days available. We project continuous monthly Profits beginning in February, 2000, as we have a backlog of orders and regular and continued sales interest.

      During the quarter, our production and sales were negatively impacted by a significant event involving our principal vendor, Thor America, Inc., a subsidiary of Thor Industries, Inc., which supplies the shell box units, which are then converted by us to a finished Kingsley Coach product. Thor experienced labor problems with its workforce due to a collective bargaining agreement, which resulted in a work stoppage for six weeks during August and September. This impacted our ability to produce finished product. Thor secured a multi-year agreement with its employees, which will assure their continued performance for the foreseeable future. Our employees are not subject to a collective bargaining agreement.

      Management can satisfy cash requirements through the end of the year from cash flow from operations without needing to raise additional funds. However, we are actively seeking additional capital in order to increase inventory, production, and to decrease delivery time of our product to our customers. Funding would also be used to expand our manufacturing facilities in order to decrease our reliance on Thor Industries, Inc., an RV manufacturer, which is currently responsible for approximately 50% of the construction of each of the coaches manufactured by us. Ultimately, this would markedly decrease our production costs per unit, and it is expected that the costs of expansion would be fully recouped within two years. However, we are actively seeking to raise between $2,000,000 and $5,000,000 in convertible notes/debentures, in order to increase inventory, production, and to decrease delivery time of our product to our customers. We have approved a two-to-one reverse stock split that will take effect in November 1999 in order to make an investment in the Company more attractive.

     We are pursuing product research and development on more high-end and exotic materials for installation on the interior of our coaches, which we expect will create higher per-unit sales and produce greater profit margins.

     We are considering upgrading our paint and graphic design facility, which would provide more space and would allow for more computer-based design and application of our graphics and paints, which we expect would create higher per-unit sales and produce greater profit margins.

     We recognize that our product is considered a luxury item, and that as the economy has enjoyed remarkable growth for some time, that the growth cycle may end, detrimentally affecting consumer interest in luxury items. However, we have experienced a steady increase in interest and sales, and expect, as more babyboomers begin considering retirement, that sales will continue to increase for the foreseeable future, even if the economy experiences a downturn.

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

Item 1. Legal Proceedings.

   On August 16, 1999, we were served with a lawsuit entitled Russell
A. Ratliff and Southeast Financial Consulting, Inc., Plaintiffs, vs. The Kingsley Coach, Inc., The Kingsley Coach, L.L.C., D.R.K., Inc., Verdo J. Lancaster, Richard Dutson and Ralph Dickenson, Defendants. The Complaint was filed on August 2, 1999 in the Chancery Court for Roane County, State of Tennessee.

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

    We and all of the Defendants have denied and continue to deny each and every allegation of the Complaint, are vigorously defending the lawsuit, have counterclaimed against the Plaintiff, and believe it is wholly without merit and is being brought for the sole purpose of improperly forcing us, through a nuisance suit, to settle the suit through an issuance of shares to Plaintiffs.

In reference to other pending litigation, please see March 31, 1999 10-QSB/A1 for detailed information on: Neil Rand d/b/a Corporate Imaging v. Kingsley Coach, Inc., et al.

Item 2.Changes in Securities.

We have approved a 2-to-1 reverse split of all of our outstanding shares of common stock, which will take effect in mid-November, 1999.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of matters to a Vote of Security Holders.

None; not applicable

Item 5. Other Information.

None; not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number                               Description
---------------                              -----------
   EX-27                                     Financial Date Schedule.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           KINGSLEY COACH, INC.


Date: 12/17/99             By /S/Ralph Dickenson
                           ---------------------
                           Ralph Dickenson, Chairman and President