Form 10KSB
period 1999-12-31
KINGSLEY COACH INC
filed 2000-04-19
CIK 1026488

THE KINGSLEY COACH, INC. 10KSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____

                    Commission File No. 0-21733

                     THE KINGSLEY COACH, INC.
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

Securities Registered under Section 12(g) of the Exchange Act:
One Hundredth of One Mill ($0.00001) par value common voting stock and One Tenth of One Mil ($0.0001) par value preferred stock.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
December 31, 1999 - $2,810,632 -

     State  the   aggregate   market  value  of  the  common
voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     December 31, 1999 - $12,080,715.94.  Based on the 8,403,977
shares issued and outstanding on April 13, 2000, and the stock price of $1.4375 per share at the close of trading on April 13, 2000. There are no shares of the Company's preferred either issued or outstanding.


    APPLICABLE  ONLY TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; not applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                    December 31, 1999
                   Common Voting Stock
                         8,403,977

                    December 31, 1999
                     Preferred Stock
                           -0-

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

                    PART I

Item 1.  Description of Business.

Business Development
--------------------

    Form and year of organization
    ------------------------------

     For a discussion of the activities of the Company's predecessor Micro-Hydro Power, Inc. prior to the period covered by this Report, see the Company's Registration Statement on Form 10-SB-A1, filed with the Securities and Exchange Commission on March 4, 1997, its Annual Report on Form 10-KSB, for the calendar year ended December 31, 1996, filed March 31, 1997, and its annual report for the calendar year ended December 31, 1996, filed March 31, 1998.

    Bankruptcy or similar proceedings
    ---------------------------------

     Not applicable

    Material reclassification, merger, etc.
    ---------------------------------------

    The Company was essentially dormant for ten years until an Agreement and Plan of Reorganization was executed on December 18, 1998, between the Company and The Kingsley Coach, LLC, a Louisiana limited liability company, following the execution of a Letter of Intent between the companies on November 8, 1998. The result was the acquisition of the assets and liabilities of The Kingsley Coach, LLC, which was formed in 1996. The equity interest holders of The Kingsley Coach, LLC became the controlling stockholders in a transaction viewed as a reverse acquisition. The respective Boards of Directors of Micro-Hydro Power and Kingsley and the respective stockholders of each entity adopted resolutions whereby Micro-Hydro Power acquired Kingsley assets in exchange for stock, and changed its name to The Kingsley Coach, Inc. Details of this transaction are fully described in Form 8-K-A2, filed January 13, 1999 with the Securities and Exchange Commission.

     The Company is traded on the OTC Bulletin Board as "KNGS.OB"

     The Company is a manufacturer of custom and standard recreational and specialized vehicles utilizing a stretched semi-truck chassis, based upon the concept of matching the durability, flexibility, serviceability, strength, power and safety of a tractor cab / chassis with the convenience and comfort of an RV body. The finished Kingsley Coach is essentially a stretched truck chassis with an recreational vehicle motor home body unit
attached for either recreational or commercial use.   The Company
has, to date, produced fifty-seven units, all different as each unit has been custom produced to the buyer's specifications.
This customization was necessary in the development phase of the Company's existence, as Kingsley sought to learn both what the customer desired and what worked best in terms of stability and safety. The Company utilized these customized orders to develop, and then fine-tune, the various design and production considerations of its product.

     The Company commenced business in 1996, with first-year sales of approximately $300,000. Sales increased to approximately $825,000 in 1997, $2,046,121 in 1998, and
$2,810,632 in 1999. The Company estimates that 2000 sales will increase substantially.

     Distribution methods of the products or services
     -------------------------------------------------

       The typical Kingsley customer, targeted to date, has been either: 1) an individual in the trucking industry; and 2) a company or municipality whose specific application needs were best satisfied by Kingsley's truck chassis design. The Company will continue to service these customers, but the Company also intends to begin targeting the RV buyer who wants uniqueness, power, speed and strength combined with the interior luxury typically available in a Class A motorhome.

     The Company's marketing efforts to date have been limited to advertising in trucking magazines and participation in trucking trade shows. The Company intends to increase its marketing efforts substantially as it expands its marketing focus to include the larger RV market. This marketing expansion would include advertising in RV magazines and participation at RV trade shows.

     Kingsley also plans to pursue a more aggressive promotional campaign, attempting to utilize media such as, local newspapers, local television channel and select cable channels for coverage of certain Kingsley events, such as the planned unveiling of new standard models, the Annual Kingsley Coach Rally, and Kingsley's planned participation in World Land Record event. Kingsley also would like to align itself with a spokesperson in the field of auto racing.

     There are presently several independent sales representatives in the United States. The Company is planning to expand its dealer and representative network.

     Status of any new and existing product or service
     --------------------------------------------------

     The Company is presently completing designs of a set of standard production vehicles built specifically for the RV market, to be called the "Camelot" series. These units, while benefitting from the Kingsley truck chassis/ RV body design, will offer high quality motor home interiors built in standardized RV lengths. The Company's present plans include a forty-five-foot model built on a Class 8 truck chassis and a forty-foot model built on a Class 7 truck chassis. The Company expects to introduce these models in the second and third quarter of 2000.

     Industry and competitive position in the industry
     --------------------------------------------------

     The Company considers its products to be unique at this time as the Company is the only known manufacturer to build coaches on an existing truck chassis. The Company considers competitive pressures to be insignificant at this time.

     Kingsley's planned "Camelot" series standardized production RV models will compete with the "Class A Motorhome" segment, as defined by the National Dealers Association (NADA). There were approximately 50,000 Class A Motorhome units sold in the United States in 1999. Kingsley's planned Camelot series entry into the RV marketplace is designed to effectively compete with the mid-range ($200,000 to $400,000) standard RV models. Kingsley's marketing strategy is to promote the product's uniqueness and its enhanced features and benefits.

     Suppliers and alliances
     ------------------------

     The Company utilizes a wide range of materials and supplies that are provided through the automotive and recreational vehicle industry suppliers. Kingsley uses select outside providers for the chassis and RV body. Kingsley's RV body is manufactured in Middleburg, Pennsylvania by Thor America ("Thor"), a division of Thor Industries, Inc., the nation's second largest RV manufacturer. The Company has an agreement with Thor whereby Thor will provide the Company with shared production space in exchange for exclusive production of the "Camelot" series units for a three-year period. The Company began operating in the Middleburg, Pennsylvania facility in January 1999.

     Dependence on one or a few major customers
     -------------------------------------------

    The Company does not have any dependence on one or a few of any major customers.

     Patents, trademarks, licenses, franchises,  concessions,
royalty agreements or labor contracts, including duration
     ----------------------------------------------------------

     None.

     Need for any government approval of principal products or
services
  -----------------------------------------------------------

     None; not applicable.

     Effect of existing or probable governmental regulations on the business
  -------------------------------------------------------------

     None; not applicable

     Amount spent during the last two fiscal years on research
and development activities
     ----------------------------------------------------------

     1998: $600,000.00
     1999: $800,000.00

     Costs and effects of compliance with environmental laws
     --------------------------------------------------------

     Insignificant.

     Employees/contractors
     ----------------------

     The Company has one employee, Terry Watkins, CEO. Kingsley has a five-year contract with DRK Inc. to provide its remaining management and production services and staff, with contract contains performance-based incentives, including monthly fixed base payments equal to actual cost, and incentive based payments calculated quarterly. At Kingsley's Anoka, Minnesota location, there are eighteen staff members, including two engineers and one manager. At Kingsley's Middleburg, Pennsylvania location, there are presently three staff members, including two engineers. The Company presently to begin production at its Minnesota location by the end of June 2000; The Company is presently recruiting a work force at this location.


Item 2. Description of Property
---------------------------------

    Location, condition, limitations on ownership of principal plants and property.
    -----------------------------------------------------------

     Kingsley is utilizing two manufacturing facilities, one co-located with Thor America's plant in Middleburg, Pennsylvania, the other located in Anoka, Minnesota.

     The Company has facilities that it rents at 14010 Sunfish Lake Blvd., Anoka, Minnesota, which includes approximately 10,000 square feet of space located on 1.2 acres of land. The facility is used for administrative offices, engineering, design, assembly and repair.

     The Company has a 2500 square foot office facility that it rents at 64 Old Route 522, Middleburg, Pennsylvania. The Company also has an 8,000 square foot facility co-located with Thor America's plant at 37 Old Route 522, Middleburt, Pennsylvania.


Item 3. Legal Proceedings
-------------------------

     On March 1, 1999, a lawsuit was filed against the Company in the Supreme Court of Maricopa County, Arizona, alleging that an individual, on behalf of Kingsley, contracted with a consultant to provide certain "management services" in exchange for 15,000 shares of free trading Kingsley common stock. The plaintiff further alleges that Kingsley failed to pay the 15,000 shares of stock and is seeking approximately $52,000 in damages, plus attorney fees. The Company maintains that the individual had no authority to execute on its behalf and further that "management services" were not provided.

     On December 23, 1999, the lawsuit entitled Ratliff et a. v. The Kingsley Coach, Inc. et al. filed in Roane County, Chancery Court and the United States District Court for the Eastern District of Tennessee, was settled pursuant to a Settlement Agreement between Kingsley Coach, Inc. and Russell A. Ratliff, whereby Ratliff agreed to pay Kingsley $550,000 secured by 550,000 shares of Kingsley common stock previously issued to Ratliff.


Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     A meeting of the shareholders was held on January 4, 1999 to change the name of the Company to Kingsley Coach, Inc., and to effect a 2-to-1 reverse split of the common stock of the Company.


Part II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

     The Company's common stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "KNGS.OB" Set forth below are the high and low bid prices for the Company's common stock during the year 1999.
Prior to 1999 there was no market for the Company's stock in the previous two years. The prices listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended       High Bid       Low Bid

March 31, 1999      6.00           0.00
June 30, 1999       4.00           1.63
September 30, 1999  1.75            .83
December 31, 1999   1.25            .50

    There are currently 8,403,977 shares of common stock issued and outstanding, held by 463 shareholders of the Company. There are no preferred shares of the Company either issued or outstanding.

    The Company has not declared any cash dividends, and none are expected to be declared in the near future.


Item 6.  Management Discussion and Analysis or Plan of Operation
----------------------------------------------------------------

     Management Discussion and Analysis or Plan of Operation for
the Year Ended December 31, 1999, including material events as applicable
    ------------------------------------------------------------

     The Company was essentially dormant for ten years until an Agreement and Plan of Reorganization was executed on December 18, 1998, between the Company and The Kingsley Coach, LLC, a Louisiana limited liability company, following the execution of a Letter of Intent between the companies on November 8, 1998. The result was the acquisition of the assets and liabilities of the The Kingsley Coach, LLC.

     The Company accumulated losses through December 31, 1999 amounting to $1,251,078 and has a net working capital deficiency of $115,423 at December 31, 1999.

    Management Discussion and Analysis or Plan of Operation for
the Year Ended December 31, 1999, including material events as applicable
    ----------------------------------------------------------------

     In 1999, the Company's sales increased by approximately 39%, from $2,046,121 to $2,810,632. In 1999, the Company's Net Loss
Before Taxes was $551,518 as compared to a Net Loss Before Taxes in 1998 of $585,691. In 1999, the Company incurred approximately $800,000 on research and development costs as compared to approximately $650,000 in 1998.

     The Company was still developing its product through December 31, 1999, and the Company does not expect to be ready for high-volume, assembly-line production of its planned standard RV models until July 2000. As such, the Company did not, and does not presently, anticipate profits until July 2000. When taking into consideration the Company's development expenses incurred in 1999 and 1998, the Company actually would have experienced a profit in both years had these development costs not been incurred. Since the Company had sales of only $2,810,632 in 1999 and $2,046,121 in 1998, the Company's
profitable breakeven point is low, both in terms of dollars and unit sales. This fact should serve the Company well in the future, especially in the event of any economic downturns which might adversely affect the RV industry.

     Further, the Company has managed to complete full development of its product without substantial leveraging of its future, incurring relatively little interest-bearing debt over its first four years of operation, approximately $1,085,000 at December 31, 1999.

     The Company expects sales to increase substantially in 1999, reflecting the benefits of standardizing production at its Middleburg, Pennsylvania facility and expanding its market scope to include the RV market.

     The Company recognizes that its products may be considered luxury items, that any downturn in the economy may detrimentally impact demand for it product. However, the Company does not expect any decrease in sales as its expanded market efforts should more than offset any reasonable economic downturn.


Item 7.  Financial Statements and Exhibits.
------------------------------------------

         (a)  Financial Statements

               The Kingsley Coach, Inc.
               Independent Auditors' Report
               Balance Sheet dated December 31, 1999
               Statement of Operations for the years ended
                    December 31, 1999 and 1998
               Statements of Stockholders' Deficit for the years
                     ended December 31, 1999 and 1998
               Statements of Cash Flows for the years ended
                    December 31, 1999 and 1998
               Notes to Financial Statements




                     The Kingsley Coach, Inc.

                   Independent Auditors' Report
                               and
                       Financial Statements

                        December 31, 1999







                     The Kingsley Coach, Inc.

                        TABLE OF CONTENTS

                                                          Page

     Independent Auditors' Report . .  . . . . . . . . . .  1

     Balance Sheet - December 31, 1999 .. . . . . . . . . 2-3

     Statements of Operations for the
     years ended December 31, 1999 and 1998 . .  . . . . .  4

     Statements of Stockholders' Deficit for
     the years ended December 31, 1999 and 1998   . . . .   5

     Statements of Cash Flows for the
     years ended December 31, 1999 and 1998 . . . . . . .   6

     Notes to Financial Statements . . . . . . . . . . . 7-13





                   Independent Auditors' Report


The Board of Directors and Shareholders
The Kingsley Coach, Inc.


We have audited the accompanying balance sheet of The Kingsley Coach, Inc., as of December 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Kingsley Coach, Inc. as of December 31, 1999, and the results of operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                          /s/

                                   Mantyla McReynolds
Salt Lake City, Utah
January 21, 2000

                    The Kingsley Coach, Inc.
                        Balance Sheet
                      December 31, 1999


                           ASSETS


Current Assets:
     Cash                                          $  77,729

     Accounts Receivable
       (net of allowance of $5,500)                   28,132

     Inventory - Note 11                             735,359

     Settlement Receivable - Note 13                 550,000
                                                   ---------
       Total Current Assets                        1,391,220

Property & Equipment, net - Note 8                   200,245

Other Assets:

     Prepaid expense - Note 14                       590,890

     Deposits                                          3,650
                                                   ---------
         Total Other Assets                          594,540

TOTAL ASSETS                                      $2,186,005
                                                   =========

          See accompanying notes to financial statements


                   The Kingsley Coach, Inc.
                   Balance Sheet (continued)
                      December 31, 1999

             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:

     Accounts payable                             $ 179,204

     Accrued liabilities                            363,029

     Payroll taxes payable                           53,450

     Customer deposits - Note 5                     732,634

     Note payable - manufacturer - Note 9           139,340

     Current portion long-term debt - Note 10        38,986
                                                  ---------
         Total Current Liabilities                1,506,643

Long-Term Liabilities:

     Note payable - other - Note 10                 408,663

     Note payable - shareholder - Note 4            537,846
                                                  ---------
        Total Long-Term Liabilities                 946,509
                                                  ---------
          Total Liabilities                       2,453,152

Stockholders' Deficit - Note 7

    Preferred stock, $.0001 par value;
     authorized 5,000,000 shares; issued
     and outstanding -0- shares                           -

    Common stock, $.00001 par value;
     authorized 30,000,000 shares;
     issued and outstanding 7,250,527                    73

    Additional paid-in capital                      983,858

    Accumulated Deficit                          (1,251,078)
                                                  ---------
         Total Stockholders' Deficit               (267,147)
                                                  ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                            $2,186,005
                                                  =========

         See accompanying notes to financial statements.



                      The Kingsley Coach, Inc.
                      Statements of Operations
              For the Years December 31, 1999 and 1998


Revenues:                              1999           1998
                                   -----------    -----------

   Sales                           $ 2,810,632    $ 2,046,121

   Cost of Sales                    (1,919,851)    (1,787,792)
                                     ---------      ---------
     Gross Margin                      890,781        258,329

General and administrative expenses  1,315,383        757,192

     Net Loss from Operations         (424,602)      (498,863)

Other Income/(Expense):

   Rental income                            -0-        29,800

   Interest expense                   (104,190)      (116,628)

   Loss on disposal of assets          (22,726)            -0-
                                     ---------       --------
     Total Other Income/(Expense)     (126,916)       (86,828)
                                     ---------       --------
Net Loss Before Taxes                 (551,518)      (585,691)

     Income taxes                           -0-            -0-

Extraordinary income - Note 13         550,000             -0-
                                     ---------       --------
Net Loss                             $  (1,518)     $(585,691)
                                     =========       ========
Loss Per Share                       $    (.01)     $    (.16)
                                     =========       ========
Weighted Average Shares Outstanding  6,475,422      3,708,339
                                     =========      =========


      See accompanying notes to the financial statements.


                      The Kingsley Coach, Inc.
                Statement of Stockholders' Deficit
          For the Years Ended December 31, 1999 and 1998

                                 Add'l    Accum-      Total
            Shares     Common   Paid-in   ulated   Stockholders'
            Issued     Stock    Capital   Deficit     Deficit

Balance,
December
31, 1997   7,300,010  $   73  $163,906  $( 663,869) $( 499,890)
          ----------  ------  --------  ----------  ----------
Issued
stock for
services   2,800,000      28    27,972                  28,000

Net Loss
for the
Year Ended
December 31,
1998                                       (585,691)  (585,691)
          ----------  ------  ---------  ----------  ---------
Balance,
December
31, 1998  10,100,010     101    191,878  (1,249,560) (1,057,581)

Issued
stock for
services   1,301,000      14    195,138                 195,152

Issued
stock for
property   1,000,000      10    149,990                 150,000

Issued
stock for
management
services
contract   2,000,000      20    378,080                 378,100

Issued
stock for
services     100,000       1     68,699                  68,700

Reverse
split 1:2
shares    (7,250,483)    (73)        73                       0

Net Loss
for the
Year Ended
December 31,
1999                                         (1,518)     (1,518)
          ----------   ------   -------   ----------  ----------
Balance,
December 31,
1999       7,250,527   $  73   $983,858 $(1,251,078) $ (267,147)
          ==========   ======   =======  ==========   ==========


       See accompanying notes to the financial statements.


                     The Kingsley Coach, Inc.
                     Statement of Cash Flows
          For the Years Ended December 31, 1999 and 1998
                                          1999        1998
                                         ------      ------
Cash Flows Provided by/(Used for)
Operating Activities

Net Loss                                $ (1,518) $ (585,691)

Adjustments to reconcile net income
to net cash provided by operating
activities:

  Depreciation and amortization           72,835      21,217
  Bad debt expense                         5,500      17,286
  Loss on disposal of assets              22,726
  Gain on legal settlement              (550,000)
  Issued stock for services              173,050      28,000
  Decrease (increase) in prepaid exp.   (164,000)          0
  Decrease (increase) in
   accounts receivable                   (10,673)     35,221
  Decrease in other receivable                 0      16,571
  Increase in inventory                   64,814    (417,255)
  Increase in payroll liabilities          8,854       3,755
  Increase (decrease) in
   accounts payable                       33,867     142,715
  Increase in accrued liabilities        264,771      22,087
  Increase in customer deposits          191,766     339,368
                                         -------     -------
   Net Cash Provided by/(used for)
     Operating Activities                111,992    (376,726)

Cash Flows Provided by/(used by)
Investing Activities

  Acquisition of property and equipment   (5,113)    (90,568)
                                        --------     -------
    Net Cash Used for Investing
    Activities                            (5,113)    (90,568)

Cash Flows Provided by/(used for)
Financing Activities

  Principal increase in notes payable     75,000     508,317
  Principal payments/reductions         (171,874)

  Investment by shareholder                    0      15,441
                                         -------     -------
   Net Cash Provided by Financing
   Activities                            (96,874)    523,758
                                         -------     -------
     Net Increase/(Decrease) in Cash      10,005      56,464

Beginning Cash Balance                    67,724      11,260
                                          ------      ------
Ending Cash Balance                      $77,729     $67,724
                                          ======      ======
Supplemental Disclosures
   Interest paid                        $104,190    $116,628
   Income taxes paid                         -0-         -0-
   Stock issued for assets               576,890         -0-


       See accompanying notes to the financial statements.


                     The Kingsley Coach, Inc.
                  Notes to Financial Statements
                        December 31, 1999


Note 1    Organization and Summary of Significant Accounting Policies

     (a) Organization

     The Kingsley Coach, Inc., ("Company") incorporated under the laws of the State of Utah in 1980 as Micro-Hydro Power, Inc. [MHP]. MHP changed its domicile from the State of Utah to the State of Delaware by merging with and into its wholly-owned subsidiary, Micro-Hydro Power, Inc., a Delaware corporation in December of 1997. MHP was essentially dormant for ten years until an Agreement and Plan of Reorganization was executed on December 18, 1998, between MHP and The Kingsley Coach, LLC, a Louisiana limited liability company [Kingsley]. The result was the acquisition of the assets and liabilities of Kingsley, also known as a reverse acquisition, accounted for herein on the purchase basis. Kingsley is a manufacturer of customized luxury recreational and commercial vehicles known as The Kingsley Coach. With the acquisition of Kingsley, MHP changed its name to The Kingsley Coach, Inc.

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles.
     The following summarizes the more significant of such policies:

     (b) Income Taxes

     Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     (c) Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of shares outstanding.

     (d) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in banks to be cash. The Company has $77,729 cash at December 31, 1999.

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

     (f)  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line and modified accelerated cost recovery (income tax) basis over the useful lives of
     the related assets.   Expenditures for maintenance and
     repairs are charged to expense as incurred.

     (g)  Inventory

     Inventory consists of parts, work-in-process, and finished units. Inventory is valued at the lower of cost or market using the first-in first-out (FIFO) costing method.

Note 2    LIQUIDITY

     The Company has accumulated losses through December 31, 1999 amounting to $1,251,078, and has a net working capital deficiency of $115,423 at December 31, 1999. However, in Management's opinion, the Company expended substantial amounts for non-recurring development costs through 1999 in the refinement of its product and production methods. The Company does not believe that similar costs will be necessary in the future. Further, the Company believes standard product design and methods will permit increased productivity in future years. Outstanding orders with deposits has increased from nine to fifteen from 1998 to
     1999 year end.   Additionally, the Company entered a
     purchase agreement (see Note 16) which represents a commitment for 50 additional orders to be produced in the next 18 months.

     To meet working capital needs, the Company has established a $500,000 line of credit to be used in production. The Company has issued shares of common stock for services of a professional firm which will assist in developing and marketing its product. Management plans also include additional issuances of shares of common stock for production capital; however, they do not believe such issuance is necessary for the Company to continue operations or to meet its current obligations.

Note 3    INCOME TAXES

     The Company adopted Statement No. 109 as of April 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1999 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

Deferred tax assets                     Balance     Tax     Rate

Loss carryforward(expires through 2019) $369,888  $125,762   34%

Valuation allowance                              ($125,762)
                                                  --------
    Deferred tax asset                                  $0
                                                  ========

     The valuation allowance has increased $516 from $125,246 in the prior year. Principally all operations through December
     31, 1998 were attributable to a limited liability corporation which is taxed to its members. Thus, tax returns for those periods presented in this report have been or will be filed accordingly.


Note 4    RELATED PARTY TRANSACTIONS/STOCKHOLDER  LOANS

     To pay for the original development and formation of The
     Kingsley Coach, LLC, and to fund ongoing operating expenses, a shareholder/officer has advanced funds to the Company as evidenced by executed notes summarized as follows.

Description               Principal     Terms            Rate of
                                                         Interest
-----------               ---------  ------------------  --------
For original development   175,000   Interest only,         10%
                                     principal due 12/15/02

Operating advances         199,537   Interest only,         10%
                                     principal due 12/15/02

Additional operating
  advances                 163,309   Interest only,         10%
                           -------   principal due 12/15/02

   Total                   537,846
                           =======


Note 5    CUSTOMER DEPOSITS

     When a customer signs a contract to have the Company manufacture a Kingsley Coach, a deposit or down payment is required of the customer. The amount of deposit varies based on the terms of the contract. The Company treats these deposits as unearned revenue until the Coach is delivered to the customer. At December 31, 1999, deposits had been collected on 15 Kingsleys in various stages of completion.

Note 6    PREFERRED STOCK

     The Certificate of Incorporation of Micro-Hydro Power, Inc., a Delaware corporation, authorizes the issuance of 5,000,000 shares of $.0001 par value preferred stock. The Board of Directors may issue the shares in series and may designate the powers, preferences and rights of such shares by resolution, without the vote of stockholders. No shares are issued and outstanding as of December 31, 1999.

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

     In January, 1999, the Company resolved to compensate its directors and officers, on an annual basis, by issuing 50,000 "restricted" common shares. These shares would be restricted for one year. In February, 1999, 600,000 pre-split shares were issued to said officers and directors for services in 1999 and 2000, valued at $0.15 per share for a total of $90,000. Approximately $45,000 has been deferred to be charged against 2000 earnings.

     Also in January, 1999, the board authorized and directed the Company to issue 75,000 pre-split shares of "restricted " common stock to a related party as compensation for services promoting public awareness of the Company. The value of this service has been recorded at $0.15 per share or $11,250.

     In February, 1999, the Company issued 626,000 "restricted" pre-split common shares to certain employees and affiliates of the Company for services rendered. These shares were valued at $.15 per share, or $93,900.

     On September 17, 1999, the Company issued 100,000 tradable, pre-split common shares to a consultant as compensation for future services to be rendered beyond involvement in capital raising or secondary offering activities, valued at $.687 per share or $68,700. Approximately $45,800 has been deferred to be charged against 2000 earnings.

     In November, 1999, the Company effected a reverse split of all outstanding common shares on a 1 for 2 (1:2) basis while retaining the stated par value of $.00001 and authorized shares; all fractional shares being rounded up to the nearest whole share with appropriate adjustments being made in the additional paid-in capital and stated capital accounts of Company.

Note 8    PROPERTY AND EQUIPMENT

     The major classes of assets as of the balance sheet date are as follows:

                                   Accumulated    Net    Method/
 Asset Class              Cost    Depreciation    Book   Life
 ----------------------------------------------------------------
 Furniture             $  1,329      $   (515)    $ 814   MACRS/7

 Electronic Equipment     4,840        (2,517)     2,323  MACRS/5

 Tools                   94,293       (49,522)    44,771  MACRS/5

 Leasehold Improvements   2,357           (20)     2,337  SL/39

 Intangible property    150,000            -0-   150,000  Per unit
                        -------       -------    -------   Prod.
    Total              $252,819      $(52,574)  $200,245
                        =======       =======    =======


     Depreciation expense was $30,824, in 1999, and $21,217 in 1998.

     In May of 1999, the Company acquired intellectual property from a related party (DRK, Inc., or "DRK"), which shares common ownership with the Company, representing 100%of the rights to an extended sleeper cab with slide-outs, unique in the trucking industry. The rights to the intellectual property were purchased for 1,000,000 pre-split shares of restricted common stock. The asset was valued at $0.15 per share for a total of $150,000. This cost is being amortized at $250 per unit over an estimated 600 units to be produced in the next eight to ten years. No units were produced in 1999. The first units were produced in 2000.

Note 9    PLANT LEASE/NOTE PAYABLE

     In January, 1999, the Company relocated its production facility to Middleburg, Pennsylvania, to a plant that is shared by a subcontractor who participates in the production of Kingsley Coaches. The Company entered into an agreement for a period of three years with annual rent charges of $1 plus a prorated share of common expenses such as taxes and insurance. Prior to relocation, the Company leased a facility in Houston, Texas, on a month-to-month basis. The Company is leasing additional office/operating space, in Middleburg, on a month-to-month basis for approximately $3,357 per month. Total rent paid for the periods ended December 31, 1999 and 1998 were $43,144 and $30,167.

     In connection with the plant lease, the Company accepted a loan for $200,000 from the subcontractor and granted it exclusive recreational vehicle manufacturing rights for the agreement period (effective September 10, 1998 for three years). Repayment of the loan is based on a $5,000 per body charge to be billed as units are built for Kingsley. In 1999, an additional $75,000 was loaned to the Company. However, the loan balance has been reduced to $165,000 as of December 31, 1999 due to production activity. In the event that the loan is not repaid through the per-body charge, it is payable on demand. The loan is non-interest bearing.

Note 10   NOTE PAYABLE/RENTAL INCOME

     A relative of an officer of the Company has purchased several Kingsley Coaches. In 1998, he sold two back to the Company in exchange for a note. The note, dated May 1, 1998, bears interest at 9% and has a monthly payment of $6,474. The original amount of the note is $502,000. The Company repaid approximately $22,477 during 1998 and $36,214 during 1999. The two Kingsley Coaches are still owned by the Company as of December 31, 1999, and through the date of this report. One Kingsley was rented for a period of time to an individual/customer on a month-to-month basis during 1998 and is now being used as a demonstrator model. Total rents received during 1998 were $29,800. The other Kingsley is on display as a demo-unit for the Company until it is sold.

          Scheduled maturities of long-term debt are as follows:

           Year Ending October 31:          Amount
           ----------------------           ------
                  2000                   $  38,983

                  2001                      42,635

                  2002                      46,639

                  2003                      51,014

            2004 and thereafter            268,378
                                           -------
                                         $ 447,649
                                          ========
Note 11   INVENTORY

     As of December 31, 1999, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsleys. As of December 31, 1999, cost approximates market value and no adjustment has been recorded. Work-in-process inventory consists of several Kingsley Coaches at various stages of production. Total inventory as of December 31, 1999 is as follows:

                 Parts inventory          $ 29,895

                 Work-in-process           203,464

                 Finished Units/Demos      502,000
                                           -------
                                          $735,359
                                           =======

Note 12   LEGAL CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

     On March 1, 1999, a lawsuit was filed against the Company in the Supreme Court of Maricopa County, Arizona, alleging that an individual, on behalf of Kingsley, contracted with a consultant to provide certain "management services" in exchange for 15,000 shares of free trading Kingsley common stock. The plaintiff further alleges that Kingsley failed to pay the 15,000 shares of stock, and is seeking approximately $52,000 in damages, plus attorney fees. The Company maintains that the individual had no authority to execute on its behalf and further that "management services" were not provided.

Note 13   LEGAL SETTLEMENT RECEIVABLE

     On August 16, 1999, the Company was served with a lawsuit alleging that consultants (Plaintiffs) located investors and investment opportunities for the Company, but that the Company did not cooperate in finalizing these investments, and as a result, the Plaintiffs were injured and could not receive common stock of the Company being held in escrow for their benefit (see Note 7). The Company counterclaimed against the Plaintiff, and subsequently reached a settlement of all related claims and causes. The terms of the settlement provided that The Kingsley Coach, Inc., would receive $550,000, payable from the proceeds of the sale of stock which had been placed in escrow in the previous agreement. 550,000 post-split shares of Kingsley stock were placed with an escrow agent designated by the Company. Plaintiffs were to execute an irrevocable stock power allowing said escrow agent to sell the stock as directed by Plaintiffs, provided that any sale should be at a price not less than $1.00 per share; the first $1.00 per share of sales proceeds to be remitted to the Company and any excess over $1.00 to be remitted to Plaintiffs. The Company was to be responsible for payment of escrow fees and costs. Any unsold shares in escrow, after 90 days from the settlement date, should revert to The Kingsley Coach, Inc. In February and March, 2000, the Company collected $503,750 from the sale of these shares. On February 29, 2000, 50,000 shares were transferred to a securities company for services. The Company considers the settlement receivable satisfied for the full $550,000.

Note 14   PREPAID EXPENSES/MANAGEMENT SERVICES CONTRACT

          Prepaid expenses as of December 31, 1999, consist of the following:

Prepaid outside professional fees - Notes 7 & 15        $ 204,800

Management services retainer (see below)                  336,090

Prepaid officer and director fees - Note 7                 45,000

Other expenses                                              5,000
                                                          -------
                Total                                    $590,890
                                                          =======

     In May of 1999, the Company entered into a management services agreement with DRK, which is a group of individuals who have been directly involved in the research, development, design, engineering, sales and manufacture of Kingsley Coaches since inception. The six-year contract (which is based on five years of production) provides for management and production services with performance-based incentives, including monthly fixed base payments equal to actual cost, and incentive-based payments calculated quarterly. The Company issued 2,000,000 pre-split shares of restricted common stock for partial payment of this agreement. This agreement is significant and could effect a change in control of The Kingsley Coach, Inc. Total monthly fixed base payments for 1999 were approximately $343,000. All performance-based incentives were waived for 1999. The value of the issued shares was calculated at a discounted price of approximately $0.19 per share or $378,102.

     The management agreement allows for half of the 2,000,000 (or 1,000,000) pre-split common shares to revert back to the treasury of the Company if performance goals are not met over the five year period beginning January 1, 2000. To allocate the cost of the management service over the contract period, the Company will amortize the expense on a straight line basis at approximately $5,251 per month. Amortization for 1999 was $42,011.

Note 15   PROFESSIONAL SERVICES LIABILITY/SUBSEQUENT EVENT

     On December 13, 1999, the Company resolved to compensate six professionals with common stock in lieu of cash. As of December 31, 1999, a liability was accrued for $318,000 as the amount of which the value would not exceed. Approximately half of the services were provided in 1999 and the balance is to be provided in 2000. On January 6, 2000, the Company filed a Form S-8 statement under the Securities Act of 1933 to register 955,000 shares of common stock which were issued in satisfaction of this liability.

Note 16   PURCHASE AGREEMENT/SUBSEQUENT EVENT

     On December 28, 1999, the Company signed a purchase agreement with a trucking company which essentially provides that for a deposit of $300,000, ($6,000 for 50 units) the Company will reserve the next order slots for production of Kinglsey Coaches over the next eighteen (18) months. The $300,000 was collected in January of 2000. The agreement is automatically renewable by mutual consent.

Note 17   LINE OF CREDIT

     The Company entered into an Agreement for Wholesale Financing on November 1, 1999, with a financial services corporation. The terms allow the Company up to $500,000 of credit, to purchase inventory from approved vendors and "for other purposes." Advances are secured by the inventory and/or components financed. Further, an individual, who is also a shareholder of the Company, has signed a personal
     guaranty to the Agreement   Terms for credit are not set
     forth in the Agreement but are determined with each advance and depend, in part, on availability of vendor discounts, payment terms or other incentives, prevailing economic conditions or other such factors which may vary from time to time. During 1999 the Company received approximately four advances totaling $149,132 with interest at approximately 8.875%, which they repaid. The balance due on the Agreement as of December 31, 1999 was $109.


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

    None; Not Applicable.


PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.
---------------------------------------------------------------

    Identification of Directors and Executive Officers
    --------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 1999, and the period or periods during which each such director or executive officer served in his or her respective positions.

                            Management

Names                    Title or Position              Age

Terry Watkins            CEO                             49
Ralph Dickenson          CEO, Chairman and President     60
Verdo Lancaster          Vice President and Director     60
Richard Duston           Sec/Tres and Director           50
Catherine Rimes          Director                        38
James Whitehead          Director                        57


Officers and Directors

     Ralph Dickenson. Mr. Dickenson is the Chairman and co-founder of the Kinglsey Coach line of vehicles. With over 30 years in the transportation industry, Mr. Dickenson has been involved in the transit bus, charter bus, school bus industry as well as transit bus re-manufacturing, sales and service of all types of buses and trucks.

     Terry Watkins. Mr. Watkins is the Chief Executive Officer. Mr. Watkins graduated from Purdue University in 1974 with a BA in English Literature. He also earned Masters Degrees from University of Texas (Creative Writing) and from Bowling Green State University (Accountancy). He spent three years in US Army and another four years teaching English and Accounting at two major universities. His career in the transportation industry began fifteen years ago and includes employment in various financial and operational capacities with such companies as US Transportation Systems, Tem-Cole Systems and Greater Southwest Transport Company. He also has an extensive background in agriculture, acting as the General Manager of the country's largest red radish producer. Mr. Watkins joined Kingsley as CEO on March 1, 2000.

     Verdo Lancaster. Mr. Lancaster is Vice President of Sales and a director. Mr. Lancaster has many years of experience in the mobile home industry and has owned recreational vehicles over the last 30 years.

     Richard Duston, Director. Mr. Duston currently works for Waters Truck & Tractor Co., Inc. as a comptroller. Waters Truck & Tractor is the 2nd largest Navistar dealer in the southeast U.S. and is a 60 year old family-owned company. BS Degree from Mississippi State University in accounting in 1975. MPA Degree from Mississippi State University in 1976 and a Graduate Degree from the School of Banking of the South in 1985.

     Catherine Rimes, Director. Ms. Rimes is the daughter of Ralph Dickenson and basically grew up in the transportation industry working with and learning from her father. She came up through the ranks working as a bus cleaner and general office assistant to eventually being put in charge of special projects and ultimately asked to serve as the President of several divisions. Her responsibilities include customer relations, contract negotiations, lease fleet management, personnel, marketing and advertising.

     James Whitehead, Director. Mr. Whitehead is currently CEO of Whitehead Brothers, a nationwide freight trucking company with fifty trucks and 62 employees. He is also co-owner of Lake City
Logistics in Eufaula, Alabama.

    Significant employees
    ----------------------

    None

    Family relationships
    ---------------------

    Catherine Rimes is the daughter of Ralph Dickenson

    Officer/Director bankruptcies, criminal convictions orders or violations re: securities, business or banking laws
    -----------------------------------------------------------

    None

    Compliance with Section 16(a) of the Securities Exchange Act of 1934
    -----------------------------------------------------------

    The following reports were not filed by officer, directors or 10% shareholder during 1999:

DRK:                Form 3, due 2/21/99
                    Form 4, due 6/7/99
                    Form 4, due 1/9/00
                    Form 5, due 2/14/00

Catherine Rimes:    Form 3, due 2/21/99
                    Form 4, due 6/7/99
                    Form 4, due 1/9/00
                    Form 5, due 2/14/00

George Carlson:     Form 3, due 2/21/99
                    Form 4, due 6/7/99
                    Form 4, due 1/9/00
                    Form 5, due 2/14/00

Richard Duston:     Form 3, due 2/27/99
                    Form 4, due 1/9/00
                    Form 5, due 2/14/00

Verdo Lancaster:    Form 3, due 7/29/99
                    Form 4, due 1/9/00
                    Form 5, due 2/14/00

Item 10.  Executive Compensation
--------------------------------

    No compensation was paid to any officer or director in 1999 other than the issuance to each director of 100,000 shares of Kingsley common stock, which was to pay for director services for 1999 and 2000.

    Mr. Watkins' compensation in 2000 has been established at $100,000 per year plus common stock issuance of up to 100,000 shares, dependent upon certain performance criteria of the Company.

    No other information is applicable to the Company under Item
10 of this disclosure.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management
---------------------------------------------------------------

    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                         Number and Percentage*
                     of Shares Beneficially Owned
                     ----------------------------

Name and Address            # of Shares               % of Class
----------------         --------------------          ---------


Verdo Lancaster            1,581,250                     18.82%
33236 Walker N. Rd
Walker, LA 70785

Richard Duston               367,490                      4.37%
904 College St.
Columbus, MS 39701

DRK, Inc.*
14010 Sunfish Lake Blvd    2,501,385                     29.76%
Anoka, MN 55303

Cede & Co.                 1,385,359                     16.48%
Depository Trust Co.
55 Water St. 2SL
New York, NY 10041

*owned by Catherine Rimes (50%) and George Carlson (50%)


     The following table sets forth the shareholdings of those persons who are officers and directors of the Company as of the date hereof:

                      Number and Percentage*
                   of Shares Beneficially Owned
                   ----------------------------

Name and Address           # of Shares               % of Class
----------------        --------------------          ---------

Ralph Dickenson                0                             0%
14010 Sunfish Lake Blvd
Anoka, MN 55303

Terry Watkins                  0                             0%
64 Old Route 522
Middleburg, PA 17842

George Carlson             92,500 directly                1.10%
5091 143rd Ave.         1,250,693 beneficially*          14.88%
Ramsey, MN 55303

Verdo Lancaster         1,581,250                        18.82%
33236 Walker N. Rd
Walker, LA 70785

Richard Duston            367,490                         4.37%
904 College St.
Columbus, MS 39701

James Whitehead            33,995                          .40%
14010 Sunfish Lake Blvd
Anoka, MN  55303

Catherine Rimes             1,000 directly                 .01%
1828 Halloway Road      1,250,693 beneficially*          14.88%
Lebanon, TN  37090

*Catherine Rimes and George Carlson each have a 50% interest in DRK, Inc.


    Arrangements that may result in loss of control of Company
    -----------------------------------------------------------

    None; not applicable

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

    With directors or executive officers
    ------------------------------------------

     In 1999, Directors were issued 100,000 restricted shares of common stock as compensation for director services for 1999 and 2000. Directors were not involved in any material transactions with the Company, other than the Company's agreement to pay for Ralph Dickenson's costs to relocate to Pennsylvania.

     In 1999, Kingsley entered into a five-year contract with DRK Inc. to provide its remaining management and production services and staff, with contract contains performance-based incentives, including monthly fixed base payments equal to actual cost, and incentive based payments calculated quarterly. Catherine Rimes and George Carlson each control 50% of DRK, Inc.

    With nominees
    --------------

    None

    With security holders named in response to Item 11
    -----------------------------------------------------

    Verdo Lancaster is a holder of notes in the amount of $537,846 due to him from the Company

    With immediate family members
    -----------------------------

    Wilbur Rimes, husband of Catherine Rimes, is owed $408,663 by the Company

    Transactions with promoters
    ----------------------------------------------

     Pursuant to a Settlement Agreement between Kingsley Coach,
Inc. and Russell A. Ratliff, dated December 23, 1999, Ratliff agreed to pay Kingsley $550,000 secured by 550,000 shares of Kingsley common stock previously issued to Ratliff.


Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

    Reports on Form 8-K
    -------------------

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


Exhibits*
--------
Where Incorporated in this Report
------------------------------

Exhibit Number     Description
--------------     -----------

Ex-27              Financial Date Schedule.



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

                           KINGSLEY COACH, INC.

Date:  By/S/4-19-00           By/S/Terry Watkins
                              CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                             KINGSLEY COACH, INC.

Date:  By/S/4-19-00          By/S/Terry Watkins
                             CEO