Form 10QSB
period 2000-03-31
KINGSLEY COACH INC
filed 2000-06-12
CIK 1026488

THE KINGSLEY COACH, INC. FIRST QUARTER 10QSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____

                    Commission File No. 0-21733

                        THE KINGSLEY COACH, INC.
           (Name of Small Business Issuer in its Charter)

              DELAWARE                        23-3003600
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

                      March 31, 2000
                   Common Voting Stock
                         7,250,527

                      March 31, 2000
                     Preferred Stock
                          -0-

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, reviewed by the Company's auditors, and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.



                     The Kingsley Coach, Inc.

                 Independent Accountants' Report
                               and
                  Condensed Financial Statements

                          March 31, 2000




                     The Kingsley Coach, Inc.

                        TABLE OF CONTENTS



                                                          Page

     Independent Accountants' Report. . . . . . . . . . .  1


     Condensed Balance Sheet - March 31, 2000. . . . . . . 2-3


     Condensed Statements of Operations for the
     Three Months Ended March 31, 2000 and 1999 . . .. . . 4


     Condensed Statements of Cash Flows for the
     three months ended March 31, 2000 and 1999 . . .. .   5


     Notes to Financial Statements  . . . . . . . . . . .  6


[Letterhead]



                 Independent Accountants' Report


The Board of Directors and Shareholders
The Kingsley Coach, Inc.


We have reviewed the accompanying condensed balance sheet of The
Kingsley Coach, Inc., as of March 31, 2000, and the related statements of operations and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements. Management has elected to omit substantially all of the disclosures ordinarily included in financial statements prepared in conformity
with generally accepted accounting principles.   If the omitted
disclosures were included in the financial statements, they might influence the user's conclusions about the Company's Assets, Liabilities, Stockholders' Equity, Revenues, and Expenses. Accordingly, these financial statements are not designed for those who are not informed about such matters.


/s/ Mantyla McReynolds


Mantyla McReynolds
Salt Lake City, Utah
June 5, 2000


                     The Kingsley Coach, Inc.
                     Condensed Balance Sheet
                          March 31, 2000



                              ASSETS
Current Assets:
     Cash                                         $33,452
     Accounts receivable (net of allowance)        93,242
     Inventory                                    720,192
     Settlement Receivable                        246,250
                                                ---------
          Total Current Assets                  1,093,136

Property & Equipment, net                         192,038

Other Assets:
     Prepaid expense                              595,767
     Deposits                                       3,650
                                                  -------
          Total Other Assets                      599,417

TOTAL ASSETS                                   $1,884,591
                                                =========




          See accompanying notes to financial statements

                     The Kingsley Coach, Inc.
               Condensed Balance Sheet [continued]
                          March 31, 2000


              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable                             $71,863
     Accrued liabilities                          346,629
     Payroll taxes payable                         55,936
     Customer deposits                            706,822
     Note payable - manufacturer                  121,840
     Current portion long-term debt                38,986
                                                ---------
          Total Current Liabilities             1,342,076
Long-Term Liabilities:
     Note payable - other                         607,954
     Note payable -shareholder                    337,846
                                                ---------
          Total Long-Term Liabilities             945,800
                                                ---------
               Total Liabilities                2,287,876
Stockholders' Deficit
     Preferred stock, $.0001 par value;
      authorized 5,000,000 shares; issued and
      outstanding -0- shares                           -
     Common stock, $.00001 par value;
       authorized 30,000,000 shares; issued
       and outstanding 7,250,527                       73
     Additional paid-in capital                   983,858
     Accumulated Deficit                       (1,387,216)
                                                ---------
          Total Stockholders' Deficit            (403,285)
                                                ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $1,884,591
                                                =========

     See accompanying notes to financial statements

                     The Kingsley Coach, Inc.
                Condensed Statements of Operations
        For the Three Months Ended March 31, 2000 and 1999

Revenues:                               2000         1999
                                     ----------   ----------
  Sales                               $683,121     $133,306
  Cost of Sales                       (456,915)    (128,211)
                                       -------      -------
       Gross Margin                    226,206        5,095

General and administrative expenses    347,221      219,707
                                       -------      -------
       Net Loss from Operations       (121,015)    (214,612)

  Interest expense                     (15,123)     (24,923)
                                       -------      -------
       Total Other Income/(Expense)    (15,123)     (24,923)
                                       -------      -------
Net Loss Before Taxes                 (136,138)    (239,535)
       Income taxes                         -0-          -0-
                                       -------      -------

Net Loss                             $(136,138)   $(239,535)
                                       =======      =======

Loss Per Share                       $    (.02)   $    (.02)
                                       =======      =======
Weighted Average Shares Outstanding   7,250,527   10,100,010
                                      =========   ==========



   See accompanying notes to consolidated financial statements.

                     The Kingsley Coach, Inc.
                Condensed Statements of Cash Flows
        For the Three Months Ended March 31, 2000 and 1999
                                           2000          1999
                                         --------      -------
Cash Flows Provided by/
(Used for) Operating Activities

Net Loss                                $(136,138)   $(239,535)

Adjustments to reconcile net
income to net cash provided by
 operating activities:
    Depreciation and amortization           8,207
    Decrease (increase) in
       prepaid expenses                    (4,877)
    Decrease (increase) in
       accounts receivable                (65,110)
    Decrease in other receivable          303,750
    Decrease (increase) in inventory       15,167      (47,464)
    Increase in payroll liabilities         2,486          480
    Increase (decrease)in
       accounts payable                  (107,341)     (42,566)
    Increase in accrued liabilities       (16,400)           0
    Increase in customer deposits         (25,812)     198,759
  Net Cash Provided by/(used for)         -------      -------
    Operating Activities                  (26,068)    (130,326)

Cash Flows Provided by/(Used for)
 Financing Activities
  Principal increase in notes payable     130,557      150,443
  Principal payments/reductions          (148,766)           0
                                          -------      -------
  Net Cash Provided by
    Financing Activities                  (18,209)     150,443
                                          -------      -------
       Net Increase/(Decrease) in Cash    (44,277)      20,117
Beginning Cash Balance                     77,729       67,724
                                          -------      -------
Ending Cash Balance                       $33,452      $87,841
                                          =======      =======
Supplemental Disclosures
     Interest paid                        $15,123      $24,923
     Income taxes paid                         -0-          -0-

   See accompanying notes to consolidated financial statements.

                     The Kingsley Coach, Inc.
             Notes to Condensed Financial Statements
                          March 31, 2000

Note 1         PRELIMINARY NOTE

          The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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


Item 2.  Management Discussion and Analysis or Plan of Operation

     The Company accumulated losses through March 31, 2000 amounting to <$136,138>.

     In 1999, the Company's sales increased by approximately 39%, from $2,046,121 to $2,810,632. In 1999, the Company's Net Loss Before Taxes was $551,518 as compared to a Net Loss Before Taxes in 1998 of $585,691. In 1999, the Company incurred approximately $800,000 on research and development costs as compared to approximately $650,000 in 1998.

     For the period ended March 31, 2000 compared to one year earlier, the Company's sales increased from $133,306 to $683,121, and its gross margin after deducting cost of sales increased from $5,095 to $226,206. In addition, the Company's net loss from operations decreased from <$214,612> to <$121,015>.

     The Company was still developing its product through March 31, 2000, and the Company does not expect to be ready for high-volume, assembly-line production of its planned standard RV models until July 2000. As such, the Company did not, and does not presently, anticipate profits until July 2000. When taking into consideration the Company's development expenses incurred in 1999 and 1998, the Company actually would have experienced a profit in both years had these development costs not been incurred. Since the Company had sales of only $2,810,632 in 1999 and $2,046,121 in 1998, the Company's
profitable breakeven point is low, both in terms of dollars and unit sales. This fact should serve the Company well in the future, especially in the event of any economic downturns which might adversely affect the RV industry.

     The Company expects sales to increase substantially in 2000, reflecting the benefits of standardizing production at its Middleburg, Pennsylvania facility and expanding its market scope.

     The Company recognizes that its products may be considered luxury items, that any downturn in the economy may detrimentally impact demand for it product. However, the Company does not expect any decrease in sales as its expanded market efforts should more than offset any reasonable economic downturn.

     Management can satisfy cash requirements through the end of the year from cash flow from operations without needing to raise additional funds. However, the Company may seek additional capital in order to increase inventory, production, and to decrease delivery time of its product to its customers.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

     On March 1, 1999, a lawsuit was filed against the Company in the Supreme Court of Maricopa County, Arizona, alleging that an individual, on behalf of Kingsley, contracted with a consultant to provide certain "management services" in exchange for 15,000 shares of free trading Kingsley common stock. The plaintiff further alleged that Kingsley failed to pay the 15,000 shares of stock and is seeking approximately $52,000 in damages, plus attorney fees. The Company maintained that the individual had no authority to execute on its behalf and further that "management services" were not provided. In May 2000, the trial Court ruled in favor of the Company on all causes of action, made no award to plaintiff, and awarded attorney's fees to the Company.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

Where Incorporated in this Report
---------------------------------

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

                           THE KINGSLEY COACH, INC.

Date: 6-9-00               By /S/Terry Watkins
                              CEO