Form 10KSB
period 2000-06-30
KINGSLEY COACH INC
filed 2000-10-20
CIK 1026488

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-KSB


[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the fiscal year ended:

		     OR
[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from: January 1, 2000 to June 30, 2000

                      Commission File No. 0-21733

                        THE KINGSLEY COACH, INC.
         (Exact name of the Registrant as specified in Charter)

         Delaware                                    87-0369035
  (State or other jurisdiction              (I.R.S. Employer ID Number)
   ofincorporation or organization)

                64 Old Route 522, Middleburg, PA 17842
               (Address of principal executive offices)

    Registrant's Telephone Number, including Area Code: 570-837-7114

    Securities Registered Pursuant to Section 12(b) of the Act: None

      Securities Registered Pursuant to Section 12(g) of the Act:

               Common Stock, $.00001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

		   Yes   [ X ]             No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the issuer's revenues for its most recent fiscal year: $ 2,810,632

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

The aggregate market value of the Registrant's common stock, $.00001 par value, held by non-affiliates as of September 29, 2000 was $2,772,023.

As of October 18, 2000, the number of shares outstanding of the Registrant's common stock was 8,403,977 shares, $.00001 par value.

Transitional Small Business Disclosure Format:  Yes [  ]  No [ X ]

               DOCUMENTS INCORPORATED BY REFERENCE: None

          FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

* The Company does not at this time have sufficient capital to fund significant growth. Unless additional capital is obtained, the Company will be unable to produce vehicles in sufficient quantities to meet demand.

* The Company is only now commencing production of a standardized vehicle. Without experience in marketing and producing a standardized vehicle, Management can only speculate as to the costs and difficulties it may encounter.

* The Company has only one product line, which is a luxury motorhome. If there were an adverse change in the U.S. economy, the demand for luxury products could fall.

Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.



                               PART 1

Item 1.  Business

The Kingsley Coach

The Kingsley Coach, Inc. (the "Company") is engaged in the business of manufacturing motorhomes under the tradename "Kingsley Coach." Until July, 2000 all of the motorhomes that we built were custom-designed. The Company now offers a series of standard models under the tradename "Camelot."

The Kingsley Coach is an R.V. body mounted onto a stretched truck chassis. We open the back of the cab and weld the living quarters to the open frame, creating a walk-through vehicle with the safety of uni-body construction. The direct competitors of the Kingsley Coach are the Type A Motorhomes.
But the construction and features of the Kingsley Coach distinguish it from any motorhome on the road today:

* The walls, the floor and the roof are double-reinforced.

* Up front is a Class 8 truck engine. We currently put a diesel engine producing up to 600 horsepower in each Kingsley Coach. It gets 9.3 miles per gallon, and is rated to haul 85,000 pounds. The average Kingsley Coach weighs less than 38,000 pounds; so you always have power to spare when you want to attack a hill.

* The combination of heavy-duty construction and high power engine gives you a stable, vibration-free, sway-free ride.

* A Kingsley Coach can be serviced at any truck stop, whereas a conventional motorhome needs a motorhome mechanic.

* The Kingsley Coach looks like a truck, but is as user-friendly as a sedan. It features automatic transmission, cruise control, a rear-view, back-up camera, and reserve tanks that hold a full weeks supply of power and water.

The Company has been selling the Kingsley Coach since 1996. Until this summer, however, all of the vehicles we sold were custom-made, often using the customer's own used truck. We intend to continue to offer customers the option of custom-designing their own Kingsley Coach. We expect, however, that customers will increasingly opt for one of the standard models we now offer in the Camelot series:

Camelot Excalibur - 40' Model. This coach, offering 300 square feet of living space fully expanded, is our base model. It includes all of the features noted above plus a luxury, functionally designed interior, and is designed to compete effectively with the mid-range 40' RV models.

Camelot SURV - 40' Model. The SURV allows the owner the luxury standards of the Excalibur, with the added convenience of a rear utility garage. The rear garage, measuring 17' by 8', offers over 140 square feet of utility space, with a rear-attached metal (roll-up or ramp) door for easy access. A drop-down bed is mounted to the wall, for use when you don't need the storage space. Lift the bed, however, and you have room for your motorcycles, your hot-air balloon, your snowmobiles - even your horses.

Camelot Merlin - 45' Model.  The Merlin offers a full 360 square feet of floor
space.   It includes all of the features noted above plus a luxury, functionally designed interior, and is designed to compete effectively with the mid-range 45' RV models.

In addition, we currently also offer a Kingsley Coach product directed exclusively to the long-haul trucking industry. Named "The Sleeper," the product is an example of our plan to expand our markets without straying from our core competencies. The Sleeper is a seamless 13-foot add-on to a high-end sleeper cab that offers the added space of an eight-by-three foot slide out. For the driver whose freight-haul configurations permit the addition of 5,000 pounds to his chassis, the Sleeper adds home-like comforts to his existing tractor. We expect the Sleeper to be attractive to trucking companies that face a nation-wide driver shortage and are searching for ways to attract good drivers. To date, we have produced three Sleepers on a custom basis.

Production

The production of a Kingsley Coach is conceptually simple:

* We contract for a truck chassis, made to order;
* We contract for an RV body, made to our specifications;
* We fabricate a heavy-duty lower section for storage and stability;
* We buy some miscellaneous off-the-shelf components (generators, tanks, inverters, and the like); and
* We bolt and weld it all together.

The RV bodies we use are manufactured to our specifications by Thor America,
Inc.   Thor America is one of the largest fabricators of RV bodies in the U.S.
Since September, 1998, the Company's principal offices and production facilities have been located on the premises of Thor America's facilities in Middleburg, Pennsylvania.

The Agreement between Thor America and Kingsley Coach gives Thor America the exclusive right to manufacture RV bodies for Kingsley Coach until September
10, 2001, although Thor America can cancel the Agreement on ninety days notice. Thor America provides Kingsley Coach an 8,000 square foot manufacturing facility and a 2,500 square foot office and showroom facility on two acres of land, all of which is located on Thor America's factory site in Middleburg. For those premises, Kingsley Coach pays $1.00 per year and its allocated share of direct expenses.

Kingsley Coach provides Thor America the specifications for each RV body. Upon completion, Thor America transfers the RV body to the Kingsley Coach portion of the facility. Kingsley Coach pays Thor America according to a price schedule fixed by Thor America from time to time. Kingsley Coach also pays an additional $5,000 per body to amortize loans of $275,000 that were made by Thor America to Kingsley Coach in 1999. Under the terms of the Agreement, the obligation to pay an additional $5,000 per body will continue for the term of the Agreement, regardless of when the loan is paid. However, Kingsley Coach and Thor America are currently negotiating regarding a revision of this particular covenant.


Sales and Marketing

To date, the Kingsley Coach has been marketed mostly by word of mouth, supplemented by occasional print ads in trucking and RV magazines and appearances at truck shows. Without the capital necessary to ramp up production, an aggressive marketing campaign would have been counter-productive. Nevertheless, the feedback we received from our appearances indicated that there is a substantial market available for our product.

In July of this year, we initiated a nationwide marketing campaign by hiring a Director of National Sales and by retaining Typecase Multimedia, Inc. to manage our marketing and promotional efforts. Already we are making more promotional appearances at RV shows and upscale sporting events. These appearances are targeted to gain Kingsley Coach brand recognition among financially successful Baby Boomers. When financing becomes available, we will launch a multimedia campaign to achieve two primary goals: familiarizing our target market with the concept of the Kingsley Coach and building awareness of the Kingsley Coach brand. The theme of the campaign will be "luxury with power."

The Kingsley Coach is sold directly and through a dealer network. To date, we have appointed exclusive dealers in Texas and eastern Florida, each of whom is required to sell three units during each 12 month period to retain its exclusivity. As our production capabilities become sufficient to service added demand, we will expand our network incrementally until it reaches nationwide. In the meanwhile, we have contracted with Four State Trucking of Joplin, Missouri to serve as our national dealer through June, 2001. Our agreement with Four States required Four States to pay a $300,000 deposit on the purchase of 50 units (i.e. $6,000 deposit per unit).

No single customer accounted for more than 10% of the Company's sales during the year ended December 31, 1999 or during the transition period ended June 30, 2000.

Backlog

On October 10, 2000 the Company's backlog was 41 units, representing $10,045,000 in potential sales. However, unless additional capital financing is acquired, the Company's production for the next twelve months will be limited to approximately 30 units. On October 10, 1999 the backlog was 10 units ($2,450,000 in sales).

Competition

The Class A Motorhome segment of the RV industry is dominated by five manufacturers, who account for over 2/3 of annual domestic sales: Fleetwood, Winnebago, Coachman, Monaco, and Thor. These competitors have two major advantages over The Kingsley Coach: name recognition and capital resources. The Kingsley Coach will attempt to compete with these established companies primarily on the basis of the unique advantages of a truck chassis: strength, serviceability, and safety.

Research and Development

Until July of this year, the Company was still developing its products. Accordingly, research and development over the past 21/2 years has represented nearly 30% of sales. Research and development expenses totaled $330,000 in the 2000 transition period, $850,000 in 1999 and $600,000 in 1998.

Employees

The Company currently employs 30 individuals. Eight are employed in administrative positions, one in sales and marketing, and 21 in production. None of the Company's employees are members of a union. The Company believes that its relations with its employees are good.

Item 2.  Properties

Our principal office, showroom, and production facilities are located on the grounds of Thor America, Inc.. Our arrangement with Thor America is described above. In addition, we have leased a 2,400 square foot body shop in Middleburg for a rental of $24,000 per year. The lease expires on February 28, 2005, but may be terminated by Kingsley Coach on 90 days notice.

The Company also leases a 10,000 square foot production facility on two acres of land in Anoka, Minnesota. The lease is on a month-to-month basis, and the current rental is $1,000 per month. At present, the Anoka facility is used for engineering and design. However, we are in the process of moving a portion of our custom fabrication operations to Anoka.

Item 3.  Legal Proceedings

The Company recently commences a lawsuit in the United States District Court for the Middle District of Pennsylvania titled "The Kingsley Coach, Inc. v. Otis A. Slack, et al." The Company alleges that the defendants were engaged to be the Company's distributors in Alabama on an exclusive basis, that the defendants entered into competition with the Company by using the Company's marketing materials as if they had been prepared by the defendants, and that the defendants sold three coaches in this fashion. The Company is seeking injunctive relief and damages for copyright infringement, unfair competition, breach of contract, breach of fiduciary duty, and misappropriation of trade secrets.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

(a) Market Information

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "KNGS.OB." Set forth below are the high and low bid prices for each quarter since January, 1999, when Kingsley Coach became publicly held by merging into a public shell corporation.


Quarter Ended          High Bid        Low Bid
----------------------------------------------
March 31, 1999         $ 6.00          $ 0.00
June 30, 1999            4.00            1.63
Sept. 30, 1999           1.75             .83
Dec. 31, 1999            1.25             .50

March 31, 2000           7.00            1.433/4
June 30, 2000            2.00             .433/4

(b) Shareholders

On October 10, 2000, there were 484 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 800.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.


Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

In August, 2000 the Company's Board of Directors changed the Company's fiscal year end from December 31 to June 30. The reasons for the change were (1) to reflect the conclusion of the Company's development period and (2) to bring the Company into conformity with its industry, most of whose members complete their fiscal years in the summer, when the selling cycle for motorhomes reaches completion.

This transition report is being filed, therefore, to report on the Company's results for the six month transition period from January 1, 2000 to June 30, 2000.

Results of Operations

Sales of the Kingsley Coach in the first six months of calendar 2000 were nearly double sales in the first six months of 1999, $1,129,976 compared to $579,790. This reflects the steady growth in sales that the Company has experienced over the past two years.

Orders for motorhomes are more likely to be placed in the Spring than in any other season. Our well-financed competitors, therefore, customarily record the greater portion of their sales in the first half of the calendar year. Because we lack sufficient funds to maintain an inventory of finished coaches, however, Kingsley Coach sales in the first six calendar months usually lag sales in the latter six calendar months, when we are able to deliver the coaches ordered in the Spring. For this reason, the $1,129,976 in sales recorded between January 1, 2000 and June 30, 2000 were only slightly more than half the sales of $2,230,842 recorded in the six months from July 1, 1999 to December 31, 1999. Sales picked up during the summer of 2000, as expected, and the Company will report over $1.25 million in sales for the quarter ended September 30, 2000. When we have achieved a sufficient level of capital resources, we intend to maintain an inventory of finished products. So our revenue cycles will then more closely conform to the normal industry experience.

The effects of the Company's transition from custom vehicles to standardized designs are not reflected in recent sales figures due to the long lead time between order and sale. The Company's expenses, however, reflect the expansion of facilities and personnel that the Company has put in place in anticipation of sales of its standardized Camelot models. For that reason, despite the increased sales, the Company's net loss in the 2000 transition period exceeded the net loss during the first six months of calendar 1999, $580,569 to $448,287.

The initiation of Camelot sales marks the end of the Company's development period. It is noteworthy that, during its development period, the Company's research & development expenses exceeded its accumulated deficit. From 1996 through June 30, 2000, the accumulated deficit incurred by Kingsley Coach was $1,831,647. That amount is equaled by the research & development expense incurred in the last 21/2 years alone. The table below shows that R&D in that period equaled nearly 30% of sales, and exceeded the net loss.

                               Net Loss Before     R&D           % of
                  Revenue      Extraordinary Item  Expense       Revenue
--------------------------------------------------------------------------
2000 (6 mos.)     1,129,976    580,569             330,000        29%
1999              2,810,632    551,518             850,000        30%
1998              2,046,121    585,691             600,000        29%

Our Camelot series is now fully developed. Some on-going development costs attributable to Camelot can be expected, as we tweak the glitches that usually develop when assembly line production is initiated. But we do not expect R&D expense attributable to Camelot to be a significant item on our operating statement hereafter. We do intend to carry on research and development activities related to our "second generation products." We expect to limit
these expenses to approximately $300,000 per year, however.   Therefore, the
expense item which has been primarily responsible for our losses to date will be substantially eliminated from future operating statements. This will help to counterbalance the effects of expansion on our operating results.

Liquidity and Financial Condition

At June 30, 2000 Kingsley Coach had a working capital deficit of $(473,475 ). While our working capital deficit is not healthy, we do not believe that it imperils our ability to sustain operations. $344,505 of our current debt is owed to related parties and $459,475 is owed on a revolving inventory financing plan. Because of these relationships as well as favorable relation-ships with our creditors, the Company is able to sustain current operations comfortably despite the deficit. In fact, Kingsley Coach has had a working capital deficit throughout the past two years, and has nevertheless sustained operations. The deficit is a problem for Kingsley Coach, however, as it denies us the ability to finance significant growth internally.

We are currently seeking additional financing. However, even if that search is unsuccessful, we expect to work our way back to positive working capital through our operations alone. Sales since June 30, 2000 have picked up dramatically, and are producing gross margins that are significantly higher than those we previously experienced. In addition, we have a record backlog at this time, and each order is accompanied by a cash downpayment. So, although a capital infusion is certainly desirable, and will be necessary if we are to take full advantage of the apparent demand for our product, we are cautiously confident of our ability to sustain operations from internally generated cash alone.

Kingsley Coach has only one contracted source of financing. That is the Agreement for Wholesale Financing that the Company made with Deutsche Financing Services on November 1, 1999. That Agreement contemplates loans to an aggregate of $500,000 for the purpose of purchasing inventory and components from vendors approved by the lender. The loans are secured by the inventory purchased. Terms of the credit must be negotiated with each advance. At June 30, 2000, the Company owed $459,475 under that agreement, on loans bearing interest at 12% to 13.5%.

Until the recent ramp-up in expenses to meet anticipated increases in Camelot sales, the Company's operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the six month transition period in year 2000, operations generated a cash flow deficit of $306,641, primarily due to an increase of $445,188 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. The Company's cash flow will remain negative for the foreseeable future, as we intend to fund production to meet demand to the fullest extent that our capital resources permit.

The Company is able to sustain operations for the indefinite future with its present resources. When cash is short, however, the only feasible method of sustaining operations is to delay production. This in turn slows growth and damages our marketing abilities. Accordingly, the Company is engaged in seeking sources of financing to enable the Company to fund the growth at a rate determined by market demand.

Item 7. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8. Financial Statements

The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following
Item 13 of this Form 10-KSB.


                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:
                                                                Director
 Name                   Age     Position with the Company       Since
--------------------------------------------------------------------------
Ralph Dickenson         60      Chairman of the Board           1998
Terry A. Watkins        49      President (CEO, CFO)
                                 Director                       2000
Verdo Lancaster         62      Director                        1998
Catherine Rimes         39      Director                        1998
James Whitehead         57      Director                        1998


Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Ralph Dickenson founded the Company in 1996, and has served as its Chairman since that time. Prior to March of this year, Mr. Dickenson also served as the Company's Chief Executive Officer. Mr. Dickenson is the father of Catherine Rimes, a member of the Board of Directors.

Terry A. Watkins joined the Company in March, 2000 as Chief Executive and
Chief Financial Officer. During the previous two years, Mr. Watkins had been self-employed as a consultant in the areas of financial planning and reporting. During 1997 and 1998, Mr. Watkins was Chief Financial Officer of World Cup Partners - 1998 L.L.C., which organized and marketed tour packages to the 1998 World Cup in France. In 1998, at the conclusion of the tournament, World Cup Partners - 1998 L.L.C. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. From 1992 until 1997, Mr. Watkins was the Chief Financial Officer of U.S. Transportation Systems, Inc., a public company engaged in bus and truck transportation. Mr. Watkins is a certified public accountant.

Verdo Lancaster has been self-employed for the past five years as a gospel singer. Previously, Mr. Lancaster owned and operated a number of trailer home distributorships in Louisiana.

Catherine Rimes has been self-employed as a horse rancher since 1998. From 1994 to 1998, Ms. Rimes served as President of Brake Alert, Inc., which was engaged in the business of manufacturing and marketing parts for transportation equipment. Ms. Rimes is the daughter of Ralph Dickenson, the Company's Chairman.

James Whitehead has for the many years served as co-owner and Manager of Whitehead Business Trucking Co.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company to its Chief Executive Officer for services rendered in all capacities to the Company during the transition period ended June 30, 2000 and the fiscal years ended December 31, 1999 and 1998. There was no other executive officers whose total salary and bonus for the fiscal year ended December 31, 1999 exceeded $100,000.

                                                 Long-Term
                               Compensation      Compensation
                         Year    Salary          Shares Granted
---------------------------------------------------------------
Terry A. Watkins        2000*   $33,000                 0


* For the period March 1, 2000 through June 30, 2000 only.


Employment Agreement

The Company has an employment agreement with only one executive, its President, Terry Watkins. Mr. Watkins' Agreement provides for an annual salary starting at $100,000, with annual increases equal to the lesser of 5% or the CPI. Mr. Watkins may elect to take up to half of his salary in shares of restricted common stock, valued at 1/3 of the market value. The Company has also agreed to issue 50,000 shares each year to Mr. Watkins in compensation. Mr. Watkins has agreed that he will not compete with the Company for two years after termination of his employment. The Agreement terminates on June 30, 2005. Either party may terminate it as of any March 1 preceding that date.

Management Services Agreement

The Company is party to a Management Services Agreement dated May 7, 1999 with DRK, Inc. DRK is a Minnesota corporation whose office is located in the Company's offices in Anoka, Minnesota. The owners of DRK are Catherine Rimes, who is a director of Kingsley Coach, and George Carlson. Ralph Dickenson is also involved in the operations of DRK.

The Agreement provides that for the term of the Agreement, which expires on December 31, 2004, DRK will provide to the Company all of its executive management services, including CEO, COO, Chief Marketing Officer and Chief Production Officer. In compensation, the Company is required to pay DRK the greater of (a) DRK's out-of-pocket expenses incurred in providing the management personnel or (b) ten percent of the Company's sales revenue. In addition, the Company granted 2,000,000 shares of restricted stock to DRK, which DRK will retain only if the Company achieves certain revenue and sales targets during the next five years.

During the six months ended June 30, 2000, DRK provided to the Company the services of Ralph Dickenson, the Company's Chairman, and five other non-officer employees. In compensation for those services, the Company incurred an obligation to DRK in the amount of $138,617.

The Company may terminate the Management Services Agreement at any time, but must upon termination purchase all shares of the Company's stock owned by DRK for the greater of $5 million or fair market value. In addition, if the Company does not achieve the revenue and profit targets set forth in the Agreement, the Company may terminate the Management Services Agreement by paying DRK for its Kingsley Coach shares the greater of $3 million or fair market value.

Stock Grants

During 1999 the Company followed a policy of compensating the members of its Board of Directors by issuing to them 50,000 shares of the Common Stock each year. Directors who were also officers of the Company received 100,000 shares per year. The Board of Directors has terminated that policy. In October of 2000, the Board of Directors issued to each of its members an option to purchase 75,000 shares of the Company's common stock. The option is exercisable at an average price of $.95 per share. The market price on the date of grant was $.56.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of Common Stock as of October 18, 2000 by any person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding shares, by each director of the Company, and by all executive officers and directors as a group. Shares are owned of record unless otherwise noted. None of the persons identified below owns any securities of the Company (including options or warrants) other than the Common Stock listed below.


                                       Amount and
                                       Nature of
                Name and Address       Beneficial            Percentage
Title of Class  of Beneficial Owner(1) Ownership             of Class(5)
-------------------------------------------------------------------------
Common Stock    Ralph Dickenson         2,630,785(2)(3)           31.0%
Common Stock    Terry A. Watkins          260,000(3)(4)            3.1%
Common Stock    Verdo Lancaster         1,190,961(3)              14.0%
Common Stock    Catherine Rimes         2,678,785(2) (3)          31.6%
Common Stock    James Whitehead           138,995(3)               1.6%
Common Stock    All officers and
                 directors as a group
                 (5 persons)            4,343,741                 49.5%
Common Stock    DRK, Inc.               2,555,785(2)              30.4%
                14010 Sunfish Lake Blvd.
                Anoka, MN 55303
______________________________
(1) The address of each shareholder, unless otherwise noted, is c/o The Kingsley Coach, Inc., 64 Old Route 522, Middleburg, PA 17842
(2) DRK, Inc. is a Minnesota corporation which received 2,000,000 shares pursuant to a Management Services Agreement with the Company. The conditions under which the 2,000,000 shares may be cancelled by the Company are discussed in Item 10 above. Catherine Rimes owns 50% of the outstanding shares of DRK, and is thus deemed to be a beneficial owner of DRK's shares. Ralph Dickenson is deemed to be a beneficial owner of DRK's shares because of his relationship with DRK.
(3) Includes presently-exercisable option to purchase 75,000 shares.
(4) Includes 185,000 shares owned by a corporation that is controlled by Mr. Watkins.
(5) In determining the percentage of outstanding shares, all presently exercisable options held by the individual or group are treated as exercised and added to the numerator and the denominator of the equation.


Item 12.  Certain Relationships and Related Transactions

See discussion of the Management Services Agreement in Item 10 of this Report.

From time to time since Kingsley Coach was founded, Verdo Lancaster, a director of the Company, has loaned funds to Kingsley Coach for working capital. The loan obligation is represented by a demand note with interest at 10%. Mr. Lancaster has agreed, however, that until December 15, 2002 he will require the Company to pay interest only. At June 30, 2000 the principal due on the loan was $137,846. The Company's obligation to pay on demand another $200,000 that was loaned by Mr. Lancaster has been assigned by Mr. Lancaster to an officer of DRK, Inc., and is not subject to Mr. Lancaster's agreement regarding deferral of payment.

In 1998 Wilbur Rimes, the husband of Catherine Rimes, a director of the Company, purchased two Kingsley Coaches and then leased them back to the Company, to be held for resale. The Company gave Mr. Rimes a note in the principal amount of $502,000 bearing interest at 9% per annum, requiring a monthly payment of $6,474. The balance due on the note at June 30, 2000 was $428,654.

Item 13.  Exhibit List and Reports on Form 8-K

(a) Financial Statements

Independent Auditors Report
  Balance Sheet - June 30, 2000
  Statement of Operations for the six and twelve month periods ended June 30, 2000 and December 31, 1999
  Statement of Stockholders Deficit for the six and twelve month periods ended June 30, 2000 and December 31, 1999
  Statement of Cash Flows for the six and twelve month periods ended June 30, 2000 and December 31, 1999

  Notes to Financial Statements

(b) Exhibit List

3-a Certificate of Incorporation, as amended - filed as an exhibit to the Company's Registration Statement on Form 10-SB (000-21733) and incorporated herein by reference.

3-b By-laws - filed as an exhibit to the Company's Registration Statement on Form 10-SB (000-21733) and incorporated herein by reference.

10-a Management Services Agreement dated May 7, 1999 with DRK, Inc. - filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

21   Subsidiaries - none

27   Financial Data Schedule

(c) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the six months ended June 30, 2000.



                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kingsley Coach, Inc.


By: /s/ Terry A. Watkins
---------------------------
Terry A. Watkins, President

In accordance with the Exchange Act, this Report has been signed below on October 19, 2000 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Terry A. Watkins
---------------------------
Terry A. Watkins, Director,
Chief Executive Officer,
Chief Accounting Officer


/s/Ralph Dickenson
-------------------------
Ralph Dickenson, Director


/s/ Catherine Rimes
-------------------------
Catherine Rimes, Director


_________________________
Verdo Lancaster, Director


_________________________
James Whitehead, Director



                          The Kingsley Coach, Inc.




                            TABLE OF CONTENTS



                                                                   Page

     Independent Auditors' Report  . . . . . . . . . . . . . . . .   1


     Balance Sheet - June 30, 2000 . . . . . . . . . . . . . . .  .  2-3


     Statements of Operations for the six and twelve month
     periods ended June 30, 2000 and December 31, 1999. . . . . . .  4


     Statements of Stockholders' Deficit for the six and twelve month
     periods ended June 30, 2000 and December 31, 1999 . . . . . .   5


     Statements of Cash Flows for the six and twelve month
     periods ended June 30, 2000 and December 31, 1999 . . . . . .   6


     Notes to Financial Statements   . . . . . . . . . . . . . . . . 7-14







                   Independent Auditors' Report


The Board of Directors and Shareholders
The Kingsley Coach, Inc.


We have audited the accompanying balance sheet of The Kingsley Coach, Inc., as of June 30, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the six and twelve month periods ended June 30, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Kingsley Coach, Inc. as of June 30, 2000, and the results of operations and cash flows for the six and twelve month periods ended June 30, 2000 and December 31, 1999, in conformity with generally accepted accounting principles.





                                              Mantyla McReynolds
Salt Lake City, Utah
August 22, 2000


                     The Kingsley Coach, Inc.
                          Balance Sheet
                          June 30, 2000




                              ASSETS


Current Assets:

     Cash                                  $   105,540
     Accounts receivable (net of
      allowance of $11,655)                     84,587
     Inventory - Note 11                     1,180,547

                                             ---------
      Total Current Assets                   1,370,674


Property & Equipment, net - Note 8             193,503

Other Assets:
     Prepaid expense - Note 14                 450,744
     Deposits                                    3,650
                                             ---------
      Total Other Assets                       454,394


TOTAL ASSET                                $ 2,018,571
                                             =========


See accompanying notes to financial statements

                      The Kingsley Coach, Inc.
                     Balance Sheet [continued]
                          June 30, 2000

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

     Accounts payable                      $   103,032
     Accrued liabilities                        38,511
     Payroll taxes payable                      49,492
     Customer deposits - Note 5                545,000
     Note payable - manufacturer - Note 9       94,505
     Note payable - inventory - Note 16        459,475
     Note payable - related parties - Note 17  250,000
     Unearned revenue - Note 15                250,000
     Current portion long-term debt - Note 10   54,134
                                             ---------
Total Current Liabilities                    1,844,149

Long-Term Liabilities:

     Notes payable - Note 10                   521,201
     Note payable -shareholder - Note 4        137,846
     Less current portion long-term debt       (54,134)
                                             ---------
Total Long-Term Liabilities                    604,913
                                             ---------
Total Liabilities                            2,449,062

Stockholders' Deficit - Note 7
  Preferred stock, $.0001 par value;
   authorized 5,000,000 shares; issued and
   outstanding -0- shares                            -
  Common stock, $.00001 par value;
   authorized 30,000,000 shares; issued
   and outstanding 8,403,977                        84
  Additional paid-in capital                 1,401,072
  Accumulated Deficit                       (1,831,647)
                                             ---------
Total Stockholders' Deficit                   (430,491)
                                             ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                   $ 2,018,571
                                             =========


See accompanying notes to financial statements


                      The Kingsley Coach, Inc.
                      Statements of Operations
           For the six month and twelve month periods ended
                  June 30, 2000 and December 31, 1999


                                     2000         1999

Revenues:

  Sales                          $ 1,129,976   $ 2,810,632
  Cost of Sales                     (705,683)   (1,919,851)
                                   ---------     ---------
   Gross Margin                      424,293       890,781

General and administrative
 expenses                            944,935     1,315,383
                                    --------     ---------
Net Loss from Operations            (520,642)     (424,602)

Other Income/(Expense):
 Rental income                             -             -
 Interest expense                    (59,927)     (104,190)
 Loss on disposal of assets                -       (22,726)
                                    --------      --------
  Total Other Income/(Expense)       (59,927)     (126,916)
                                    --------      --------
Net Loss Before Taxes               (580,569)     (551,518)

 Income taxes                              -             -
 Extraordinary income - Note 13            -       550,000
                                    --------      --------
Net Loss                         $  (580,569)  $    (1,518)
                                    ========      ========

Loss Per Share                   $      (.07)  $      (.01)
                                    ========      ========
Weighted Average Shares
 Outstanding                       8,174,043     6,475,422
                                   =========     =========


See accompanying notes to financial statements.

                         The Kingsley Coach, Inc.
                   Statements of Stockholders' Deficit
             For the six month and twelve month periods ended
                  June 30, 2000 and December 31, 1999


                                          Addt'l                 Total
                       Shares    Common   Paid-in   Accumulated  Stockholders'
                       Issued    Stock    Capital   Deficit      Deficit
-----------------------------------------------------------------------------
Balance, December 31,
 1998                10,100,010    101    191,878   (1,249,560)  (1,057,581)
Issued stock for
 services             1,301,000     14    195,138                   195,152
Issued stock for
 property             1,000,000     10    149,990                   150,000
Issued stock for
 management services
 contract             2,000,000     20    378,080                   378,100
Issued stock for
 services               100,000      1     68,699                    68,700
Reverse split 1 for
 2 shares            (7,250,483)   (73)        73                         -
Net Loss for the
 Year Ended December
 31, 1999                                               (1,518)      (1,518)
---------------------------------------------------------------------------
Balance, December
 31, 1999             7,250,527   $ 73  $ 983,858  $ (1,251,078) $ (267,147)

Issued stock for
 liabilities            955,000      9    317,991                   318,000
Issued stock for
 services               198,450      2     99,223                    99,225
Net Loss for the six
 months ended June
 30, 2000                                              (580,569)   (580,569)
---------------------------------------------------------------------------
Balance, June 30,
 2000                 8,403,977   $ 84 $1,401,072  $ (1,831,647) $ (430,491)
                      =====================================================



See accompanying notes to financial statements.

                        The Kingsley Coach, Inc.
                        Statements of Cash Flows
            For the six month and twelve month periods ended
                   June 30, 2000 and December 31, 1999



                                        2000           1999

Cash Flows Provided by/(Used for)
 Operating Activities

Net Loss                            $ (580,569)   $   (1,518)

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

 Depreciation and amortization          10,482        72,835
 Bad debt expense                       11,655         5,500
 Loss on disposal of assets                  -        22,726
 Gain on legal settlement                    -      (550,000)
 Issued stock for services              99,225       173,050
 Decrease (increase) in prepaid
  expenses                             140,146      (164,000)
 Decrease (increase) in accounts
  receivable                           (68,110)      (10,673)
 Decrease in other receivable          550,000             -
 Decrease (increase) in inventory     (445,188)       64,814
 Increase (decrease)in payroll
  liabilities                           (3,958)        8,854
 Increase (decrease)in accounts
  payable                              (76,172)       33,867
 Increase in deferred revenue          250,000             -
 Increase in accrued liabilities        (6,518)      264,771
 Increase (decrease)in customer
  deposits                            (187,634)      191,766
                                      --------      --------
Net Cash Provided by/(used for)
 Operating Activities                 (306,641)      111,992

Cash Flows Provided by/(Used for)
 Investing Activities
  Acquisition of property and
   equipment                            (3,740)       (5,113)
                                      --------      --------
Net Cash Used for Investing Activities  (3,740)       (5,113)

Cash Flows Provided by/(Used for)
 Financing Activities
  Principal increase in notes payable  802,022        75,000
  Principal payments/reductions       (463,830)     (171,874)
                                      --------      --------
Net Cash Provided by Financing
 Activities                            338,192       (96,874)
                                      --------      --------
Net Increase/(Decrease) in Cash         27,811        10,005

Beginning Cash Balance                  77,729        67,724
                                      --------      --------
Ending Cash Balance                 $  105,540    $   77,729
                                      ========      ========

Supplemental Disclosures
 Interest paid                      $   59,927    $  104,190
 Income taxes paid                           -             -
 Stock issued for assets                     -       576,890
 Stock issued for liabilities          318,000             -


See accompanying notes to financial statements.

                        The Kingsley Coach, Inc.
                     Notes to Financial Statements
                             June 30, 2000


Note 1.  Organization and Summary of Significant Accounting Policies

     (a) Organization

          The Kingsley Coach, Inc., ("Company") incorporated under the laws of the State of Utah in 1980 as Micro-Hydro Power, Inc. [MHP]. MHP changed its domicile from the State of Utah to the State of Delaware by merging with and into its wholly-owned subsidiary, Micro-Hydro Power, Inc., a Delaware corporation in December of 1997. MHP was essentially dormant for ten years until an Agreement and Plan of Reorganization was executed on December 18, 1998, between MHP and The Kingsley Coach, LLC, a Louisiana limited liability company [Kingsley]. The result was the acquisition of the assets and liabilities of Kingsley, also known as a reverse acquisition, accounted for herein on the purchase basis. Kingsley is a manufacturer of customized luxury recreational and commercial vehicles known as The Kingsley Coach. With the acquisition of Kingsley, MHP changed its name to The Kingsley Coach, Inc. The Company has changed from a calendar year to a fiscal year ended June 30. This change is made to more closely match reporting in the industry.

          The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

     (b) Income Taxes

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     (c) Net Loss Per Common Share

          Net loss per common share is based on the weighted-average number of shares outstanding. In accordance with Financial Accounting Standards No.
128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents (common stock warrants) to be included in the computation of loss per share for the periods presented.

     (d) Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in banks to be cash. The Company has $105,540 cash at June 30, 2000.

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


Note 2.  LIQUIDITY

      The Company has accumulated losses through June 30, 2000 amounting to $1,831,647, and has a net working capital deficiency of $473,475 at June 30, 2000. However, in Management's opinion, the Company expended substantial amounts for non-recurring development costs through June 2000 in the refinement of its product and production methods. The Company does not believe that similar costs will be necessary in the future. Further, the Company believes standard product design and methods will permit increased productivity in future years. Additionally, the Company entered a purchase agreement (see Note 15) which represents a commitment for 50 additional units to be produced in the next 18 months.

      To meet working capital needs, the Company has established a $500,000 line of credit to be used in production. The Company has issued shares of common stock for services of a professional firm which will assist in developing and marketing its product. Management plans also include additional issuances of shares of common stock for production capital; however, they do not believe such issuance will become necessary for the Company to continue operations or to meet its current obligations.


Note 3.  INCOME TAXES

      The Company adopted Statement No. 109 as of April 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2000 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

Deferred tax assets               Balance      Tax         Rate
-----------------------------------------------------------------
Loss carryforward (expires
 through 2020)                  $ 948,939      $ 322,639     34%
Valuation allowance                             (322,639)
                                                --------
 Deferred tax asset                            $       -
                                                ========

The valuation allowance has increased $196,877 from $125,762 in the prior year.

Note 4.  RELATED PARTY TRANSACTIONS/STOCKHOLDER  LOANS

      To pay for the original development and formation of The Kingsley Coach, LLC, and to fund ongoing operating expenses, a shareholder/officer advanced funds to the Company as evidenced by executed notes. During the six months ended June 30, 2000, the Company paid the shareholder approximately $200,000. Another shareholder has been assigned (see Note 17) an additional $200,000 of this liability thus reducing the balance due to this shareholder to $137,846. The terms of the obligation require interest only payments at 10%, with the principal balance due 12/15/02.

Note 5.  CUSTOMER DEPOSITS

      When a customer signs a contract to have the Company manufacture a Kingsley Coach ("Coach"), a deposit or down payment is required of the customer. The amount of deposit varies based on the terms of the contract. The Company treats these deposits as unearned revenue until the Coach is delivered to the customer. At June 30, 2000, deposits had been collected on 13 Coaches in various stages of completion.


Note 6.  PREFERRED STOCK

      The Certificate of Incorporation of Micro-Hydro Power, Inc., a Delaware corporation, authorizes the issuance of 5,000,000 shares of $.0001 par value preferred stock. The Board of Directors may issue the shares in series and may designate the powers, preferences and rights of such shares by resolution, without the vote of stockholders. No shares are issued and outstanding as of June 30, 2000.

Note 7.  PLAN OF REORGANIZATION/ISSUANCE OF STOCK

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

      In January, 1999, the Company resolved to compensate its directors and officers, on an annual basis, by issuing 50,000 "restricted" common shares. These shares would be restricted for one year. In February, 1999, 600,000 pre-split shares were issued to said officers and directors for services in 1999 and 2000, valued at $0.15 per share for a total of $90,000.
Approximately $22,500 has been charged to the six month period ending June 30, 2000, and $22,500 has been deferred to be charged against June 30, 2001 earnings.

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

      On September 17, 1999, the Company issued 100,000 tradable, pre-split common shares to a consultant as compensation for future services to be rendered beyond involvement in capital raising or secondary offering activities, valued at $.687 per share or $68,700. Approximately $22,900 has been deferred to be charged against June 30, 2001 earnings.

      In November, 1999, the Company effected a reverse split of all outstanding common shares on a 1 for 2 (1:2) basis while retaining the stated par value of $.00001 and authorized shares; all fractional shares being rounded up to the nearest whole share with appropriate adjustments being made in the additional paid-in capital and stated capital accounts of Company.

      On December 13, 1999, the Company resolved to compensate six professionals with common stock in lieu of cash. As of December 31, 1999, a liability was accrued for $318,000 as the amount of which the value would not exceed. Approximately half of the services were provided in 1999 and the balance was to be provided in 2000. On January 6, 2000, the Company filed a Form S-8 statement under the Securities Act of 1933 to register 955,000 shares
of common stock which were issued in satisfaction of this liability.   The
Company has deferred $79,500 to be charged to 2001 expenses.

      In March, 2000, the Company issued 198,450 shares of common stock to approximately 75 individuals for various services. The shares are restricted and have been valued at $.50 per share, or $99,225.

Note 8.  PROPERTY AND EQUIPMENT

      The major classes of assets as of the balance sheet date are as follows:

                                  Accumulated
 Asset Class             Cost     Depreciation  Net Book    Method/Life
---------------------------------------------------------------------------
Furniture             $  1,329    $   (632)      $    697        MACRS/7
Electronic Equipment     4,840      (2,981)         1,859        MACRS/5
Tools                   98,033     (58,663)        39,370        MACRS/5
Leasehold Improvements   2,357         (30)         2,327        SL/39
Intangible property    150,000        (750)       149,250        Per unit
                                                                  prod
                       ----------------------------------
 Total                $256,559    $(63,056)      $193,503
                       ==================================

Depreciation expense was $10,482, for the six months ended June 30, 2000, and $30,824 for 1999.

      In May of 1999, the Company acquired intellectual property from a related party (DRK, Inc., or "DRK"), which shares common ownership with the Company, representing 100%of the rights to an extended sleeper cab with slide-outs, unique in the trucking industry. The rights to the intellectual property were purchased for 1,000,000 pre-split shares of restricted common stock. The asset was valued at $0.15 per share for a total of $150,000. This cost is being amortized at $250 per unit over an estimated 600 units to be produced in the next eight to ten years. No units were produced in 1999. Three units were produced in the first six months of 2000.

Note 9.  PLANT LEASE/NOTE PAYABLE

      In January, 1999, the Company relocated its production facility to Middleburg, Pennsylvania, to a plant that is shared by a subcontractor who participates in the production of Kingsley Coaches. The Company entered into an agreement for a period of three years with annual rent charges of $1 plus a prorated share of common expenses such as taxes and insurance. Prior to relocation, the Company leased a facility in Houston, Texas, on a month-to-month basis. The Company is leasing additional office/operating space, in Middleburg, on a month-to-month basis for approximately $3,357 per month. Total rent paid for the periods ended June 30, 2000 and 1999 were $23,701 and $43,144.

      In connection with the plant lease, the Company accepted a loan for $200,000 from the subcontractor and granted it exclusive recreational vehicle manufacturing rights for the agreement period (effective September 10, 1998 for three years). Repayment of the loan is based on a $5,000 per body charge to be billed as units are built for Kingsley. In 1999, an additional $75,000 was loaned to the Company. The loan balance has been reduced to $94,505 as of June 30, 2000 due to production activity. In the event that the loan is not repaid through the per-body charge, it is payable on demand. The loan is non-interest bearing.

Note 10. NOTES PAYABLE

      A relative of an officer of the Company has purchased several Kingsley Coaches. In 1998, he sold two back to the Company in exchange for a note.
The note, dated May 1, 1998, bears interest at 9% and has a monthly payment of $6,474. The original amount of the note was $502,000. The Company repaid approximately $36,214 during 1999 and $18,995 during the six months ended June 30, 2000. The balance due as of June 30, 2000, is $428,654. The two Kingsley Coaches are still owned by the Company as of June 30, 2000. The two Kingsleys are being used as a demonstrator models and are available for sale.

      The Company has a note payable to a finance company related to the purchase of inventory. The terms require monthly payments of $2,164, for 60 months, through June 2005. The effective interest rate on this note is approximately 14.5%. The total due as of June 30, 2000, is $92,547.

Scheduled maturities on these two notes are as follows:

                    Year Ending June 30:        Amount

                                 2001        $  54,134
                                 2002           60,030
                                 2003           66,624
                                 2004           73,977
                  2005 and thereafter          266,436
                                               -------
                                             $ 521,201
                                               =======
Note 11. INVENTORY

      As of June 30, 2000, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsleys. As of June 30, 2000, cost approximates market value and no adjustment has been recorded. Work-in-process inventory consists of several Kingsley Coaches at various stages of production. Total inventory as of June 30, 2000 is as follows:

           Parts inventory        $   57,319
           Work-in-process           621,228
           Finished Units/Demos      502,000
                                   ---------
                                  $1,180,547
                                   =========

Note 12. LEGAL CONTINGENCIES

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


Note 13. LEGAL SETTLEMENT/SUBSEQUENT EVENT

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

      Since June 30, 2000, the Company has filed a complaint against another manufacturer, alleging that the defendants are unfairly competing with The Kingsley Coach. The outcome of this action is uncertain and pending investigation.

Note 14. PREPAID EXPENSES/MANAGEMENT SERVICES CONTRACT

  Prepaid expenses as of June 30, 2000, consist of the following:

  Prepaid outside professional fees - Notes 7      $ 102,400
  Management services retainer (see below)           305,844
  Prepaid officer and director fees - Note 7          22,500
  Other expenses                                      20,000
                                                     -------
     Total                                         $ 450,744
                                                     =======

      In May of 1999, the Company entered into a management services agreement with DRK, which is a group of individuals who have been directly involved in the research, development, design, engineering, sales and manufacture of Kingsley Coaches since inception. The six-year contract (which is based on five years of production) provides for management and production services with performance-based incentives, including monthly fixed base payments equal to actual cost, and incentive-based payments calculated quarterly. The Company issued 2,000,000 pre-split shares of restricted common stock for partial payment of this agreement. This agreement is significant and could effect a change in control of The Kingsley Coach, Inc. Performance-based incentives were waived for 1999 and through June 30, 2000. The value of the issued shares was calculated at a discounted price of approximately $0.19 per share or $378,102.

      The management agreement allows for half of the 2,000,000 (or 1,000,000) pre-split common shares to revert back to the treasury of the Company if performance goals are not met over the five year period beginning January 1, 2000. To allocate the cost of the management service over the contract period, the Company will amortize the expense on a straight line basis at approximately $5,251 per month. The Company amortized $30,246 and $42,011 during the six and twelve month periods ending June 30, 2000 and December 31, 1999, respectively.

Note 15. PURCHASE AGREEMENT

      On December 28, 1999, the Company signed a purchase agreement with a trucking company which essentially provides that for a deposit of $300,000, ($6,000 for 50 units) the Company will reserve the next order slots for production of Kinglsey Coaches over the next eighteen (18) months. The $300,000 was collected in January of 2000. The agreement is renewable by mutual consent. The Company prepaid commissions of $50,000 related to this contract which makes the net unearned amount balance $250,000.


Note 16. LINE OF CREDIT

      The Company entered into an Agreement for Wholesale Financing on
November 1, 1999, with a financial services corporation. The terms allow the Company up to $500,000 of credit, to purchase inventory from approved vendors and "for other purposes." Advances are secured by the inventory and/or components financed. Further, an individual, who is also a shareholder of
the Company, has signed a personal guaranty to the Agreement.   Terms for
credit are not set forth in the Agreement but are determined with each advance and depend, in part, on availability of vendor discounts, payment terms or other incentives, prevailing economic conditions or other such factors which may vary from time to time. The balance due on the Agreement as of June 30, 2000 was $459,475 with interest rates of 12% to 13.5% and payable upon the sale of each unit.




Note 17. NOTE PAYABLE/RELATED PARTIES

      The Company has recorded advances from related entities which were used to fund operations during the six months ended June 30, 2000 and in prior years. These advances are summarized in the following manner:

Related Party                           Amount advanced
-------------------------------------------------------
Shareholder advance, 6% interest, due
 July and August 2000.                        $ 50,000
Shareholder advance assumed, non-
 interest, due on demand                      $200,000
                                               -------
                                              $250,000
                                               =======