Form 10QSB
period 2000-09-30
KINGSLEY COACH INC
filed 2000-11-16
CIK 1026488

U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                              FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 2000

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

            Issuer's Telephone Number: (570) 837-7114

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                          November 01, 2000
                          Common Voting Stock:  8,703,977

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     THE KINGSLEY COACH, INC.
                          BALANCE SHEET
                       September 30, 2000
                           (Unaudited)

ASSETS

Current Assets:
     Cash                                    $    55,312
     Accounts Receivable                         224,607
     Inventory                                 1,258,253
                                               ---------
Total Current Assets                           1,538,172
                                               ---------
Property & Equipment, net                        188,277
                                               ---------
Other Assets:
     Prepaid Expenses                            439,671
     Deposits                                      3,650
                                               ---------
Total Other Assets                               443,321
                                               ---------
TOTAL ASSETS                                 $ 2,169,770
                                               =========
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts Payable                        $   138,285
     Accrued Liabilities                         103,653
     Payable - Related Parties                   397,489
     Customer Deposits                           645,000
     Note Payable - Manufacturers                 69,505
     Line of Credit                              558,200
                                               ---------
Total Current Liabilities                      1,912,132
                                               ---------
Long Term Liabilities:
     Note Payable - Demonstrators                418,837
     Note Payable - Shareholder                   80,000
     Note Payable - Other                         88,580
                                               ---------
Total Long Term Liabilities                      587,417
                                               ---------
Stockholders' Deficit
    Preferred stock, $.00001 par value;
     authorized 5,000,000 shares; issued
     and outstanding -0- shares                        -
    Common stock, $.00001 par value;
     authorized 30,000,000 shares;
     issued and outstanding 8,603,977                 86
    Additional Paid-in Capital                 1,487,570
    Accumulated Deficit                       (1,817,435)
                                               ---------
Total Stockholders' Deficit                     (329,779)
                                               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $ 2,169,770
                                               =========

See accompanying notes to financial statements.


                      THE KINGSLEY COACH, INC.
                      STATEMENTS OF OPERATIONS
  For the Three Month Periods Ended September 30, 2000 and 1999
                             (Unaudited)

                                  Three Months Ended     Three Months Ended
                                      09/30/00                09/30/99

Revenue                             $ 1,395,550             $ 1,276,480

Cost of Sales                           953,511                 820,820
                                      ---------               ---------
Gross Margin                            442,039                 455,660

General and Administrative Expenses     399,665                 395,262
                                      ---------               ---------
Net Income from Operations               42,374                  60,398
                                      ---------               ---------
Other Income/(Expense):
   Interest Expense                     (28,162)                (24,983)
   Other                                      -                 (14,770)
                                      ---------               ---------
Total Other Income/(Expense)            (28,162)                (39,753)
                                      ---------               ---------
Net Income Before Taxes                  14,212                  20,645

Income Taxes                                  -                       -
                                      ---------               ---------
Net Income                          $    14,212             $    20,645
                                      =========               =========
Income Per Share                    $      0.00             $      0.00
                                      =========               =========

Weighted Average Shares Outstanding   8,403,977               7,200,505
                                      =========               =========

See accompanying notes to the financial statements.


                       THE KINGSLEY COACH, INC.
                  STATEMENT OF STOCKHOLDERS' DEFICIT
         For the Three Month Period Ended September 30, 2000
                            (Unaudited)


                                        Additional               Total
                      Shares     Common Paid-in     Accumulated  Stockholders'
                      Issued     Stock  Capital     Deficit      Deficit
==============================================================================
Balance,
 June 30, 2000        8,403,977  $  84  $ 1,401,072 $(1,831,647) $ (430,491)

Common stock issued
 for prepaid services   200,000      2       86,498           -      86,500

Net Income for
 the Period Ended
 September 30, 2000           -      -            -      14,212      14,212
                      ---------   ----    ---------  ----------    --------
Balance,
 September 30, 2000   8,603,977  $  86  $ 1,487,570 $(1,817,435) $ (329,779)
                      =========   ====    =========  ==========    ========



See accompanying notes to the financial statements.



                         THE KINGSLEY COACH, INC.
                         STATEMENTS OF CASH FLOWS
       For the Three Month Periods Ended September 30, 2000 and 1999
                                (Unaudited)
                                               Three Months      Three Months
                                                  Ended              Ended
                                                09/30/00           09/30/99

Cash Flows Provided By/(Used For)
     Operating Activities:

  Net Income/(Loss)                             $  14,212         $  20,645

  Adjustments to reconcile net loss to net cash
   provided by/(used in) operating activities:
    Depreciation/amortization                      15,684                 -
    (Increase)/decrease in inventory              (88,164)          108,611
    (Increase) in accounts receivable            (140,020)          (75,659)
    (Increase)/decrease in prepaid expenses        97,573            (5,000)
    Increase in accounts payable                   35,253            93,124
    Increase in accrued liabilities                15,650           125,446
    Increase/(decrease) in customer deposits     (150,000)         (101,442)
                                                  -------           -------
Net Cash Provided By/(Used For)
  Operating Activities                           (199,182)          170,725
                                                  -------           -------
Cash Flows Provided By/(Used For)
    Financing Activities:
     Increase/(decrease) in notes payable           2,095           (56,308)
     Advances from related party                  147,489                 -
                                                  -------           -------
Net Cash Provided By/(Used For)
  Financing Activities                            149,584           (56,308)
                                                  -------           -------
Net Increase/(Decrease) in Cash                   (50,228)          109,417

Beginning Cash Balance                            105,540            74,429
                                                  -------           -------
Ending Cash Balance                             $  55,312         $ 183,846
                                                  =======           =======

Supplemental Disclosure:
   Interest paid                                $  28,500         $  24,900
   Income taxes paid                            $       -         $       -

Summary of non-cash transactions:

   -- Issuance of 200,000 shares of common stock in exchange for prepaid professional services, valued at $86,500 in September 2000.




See accompanying notes to the financial statements.

                         THE KINGSLEY COACH, INC.
                     NOTES TO FINANCIAL  STATEMENTS
           For the Three Month Period Ended September 30, 2000
                               (Unaudited)


1. BASIS OF PRESENTATION

The interim financial statements for the three months ended September 30, 2000 reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the period. These interim financial statements conform with the requirements for interim financial statements and, consequently, do not include all the disclosures normally required by generally accepted accounting principles.


2. INVENTORY

As of September 30, 2000, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsley Coaches. As of September 30, 2000, cost approximates market value, and no adjustment has been recorded. Total inventory as of September 30, 2000 is as follows:

    Parts inventory         $    57,319
    Work-in-process             709,311
    Finished Units/Demos        491,542
                              ---------
    Total Inventory         $ 1,258,172
                              =========

3. PREPAID EXPENSES

Prepaid expenses as of September 30, 2000, consist of the following:

    Prepaid outside professional fees        $  137,700
    Management services retainer                290,721
    Prepaid officer and director fees            11,250
                                                -------
    Total Prepaid Expenses                   $  439,671
                                                =======

4. RELATED PARTIES

In order to pay for the original development and formation of The Kingsley Coach, LLC, and to fund ongoing operating expenses during the three months ended September 30, 2000 and in prior years, parties related to the Company have, from time to time, advanced monies to the Company. These advances are summarized in the following manner:

                                                      Amount advanced

Shareholder note, 6% interest, due on demand            $   50,000
Shareholder note, non- interest, due on demand             200,000
Shareholder advance, non- interest, due on demand          147,489
Shareholder note, 10% interest, due December 15, 200        80,000
                                                          --------
                                                        $  477,489
                                                          ========


                       The Kingsley Coach, Inc.


Item 2.  Management Discussion and Analysis

As of September 30, 2000, we had accumulated losses amounting to $(1,817,435) and had a net working capital deficiency of $(373,960). As of September 30, 1999, we had accumulated losses amounting to $(1,759,727) and had a net working capital deficiency of $(1,031,791). Management can satisfy cash requirements through the end of the year from cash flow from operations without needing to raise additional funds. However, we are actively seeking to raise between $2,000,000 and $6,000,000 in additional capital in order to increase production capacity, and to decrease delivery time of our product to our customers. Ultimately, raising capital would allow the Company to significantly expand its marketing effort as it would be in a position to finance the related increase in production inventory.

As of July 2000, the Company completed its development phase. During 1998 and 1999 and the six months ended June 30, 2000, research and development costs averaged approximately 30% of revenues. For the three months ended September 30, 2000, research and development costs were only 12% of revenues. The Company believes that, in the future, research and development costs can be held between 5% and 10% of sales. This decrease in research and development costs, which can be attributed to the Company completing its development phase, should greatly improve the Company's prospects for future profits. For that reason, the Company believes that profitability can be sustained with even small increases in production volume. The Company continued to maintain significant gross profit margins on individual units, posting a gross margin of 32% of revenues, as compared to 36% for the three months ended September
30, 1999. As future revenues increase, the Company anticipates profit margins to decrease to 26% to 28%, with standard models, such as the Merlin and the SURV, becoming an increasing part of the sales mix.. The Company anticipates marginal increases in production during the quarter ending December 31, 2000, and the Company expects such quarter to be profitable. As of November 6, 2000, the Company has a backlog of 41 units, representing sales in excess of $10.0 million; without additional financing, it could take the Company over fifteen months to produce these units.

We recognize that our product is considered a luxury item, and that as the economy has enjoyed remarkable growth for some time, the growth cycle may end, detrimentally affecting consumer interest in luxury items. However, we have experienced a steady increase in market interest and sales, and this is despite the fact that we have not any marketing effort except on a very minimal level. The Company does intend to increase its marketing effort consistent with its capacity for increased production, and, to this end, in the quarter ending September 30, 2000, the Company did hire a national sales director and contract with a national marketing firm to manage its marketing campaign. Further, the Company fully expects, as more baby boomers begin considering retirement, that sales will continue to increase for the foreseeable future, even if the economy experiences a downturn. Because of the Company's sales backlog and its current marketing efforts, the Company does not expect the seasonality of the RV industry to have any impact upon the Company during the next few quarters.



PART II   -   OTHER INFORMATION


Exhibit Number       Description

   EX-27             Financial Date Schedule.





                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE KINGSLEY COACH, INC.


Date: 11/15/2000    By:  /S/ Terry A. Watkins

                             Terry A. Watkins,
                             Chief Executive Officer & Chief Financial Officer