Form 10KSB/A
period 2000-06-30
KINGSLEY COACH INC
filed 2001-02-09
CIK 1026488

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-KSB/A
                             Amendment No. 1

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

Transitional Small Business Disclosure Format:  Yes [  ]  No [ X ]

               DOCUMENTS INCORPORATED BY REFERENCE: None

                            AMENDMENT NO. 1

The registrant hereby amends the following items, financial statements, exhibits, or other portions of its Transition Report on Form 10-KSB for the transition period from January 1, 2000 to June 30, 2000, as set forth in the pages attached hereto:

PART III

     Item 10 - Executive Compensation
     Item 11 - Security Ownership of Certain Beneficial Owners and
               Management

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

Management Services Agreement

The Company is party to a Management Services Agreement dated May 7, 1999 with DRK, Inc. DRK is a Minnesota corporation whose office is located in the Company's offices in Anoka, Minnesota. The owners of DRK are Catherine Rimes, who is a director of Kingsley Coach, and George Carlson. Ralph Dickenson acts, from time to time, as a business consultant to DRK.

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

During the six months ended June 30, 2000, DRK provided to the Company the services of five non-officer employees. In compensation for those services, the Company incurred an obligation to DRK in the amount of $138,617.

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


                                       Amount and
                                       Nature of
                Name and Address       Beneficial            Percentage
Title of Class  of Beneficial Owner(1) Ownership             of Class(5)
-------------------------------------------------------------------------
Common Stock    Ralph Dickenson            75,000(3)               0.9%
Common Stock    Terry A. Watkins          260,000(3)(4)            3.1%
Common Stock    Verdo Lancaster         1,190,961(3)              14.0%
Common Stock    Catherine Rimes         2,678,785(2) (3)          31.6%
Common Stock    James Whitehead           138,995(3)               1.6%
Common Stock    All officers and
                 directors as a group
                 (5 persons)            4,343,741                 49.5%
Common Stock    DRK, Inc.               2,555,785(2)              30.4%
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

The Kingsley Coach, Inc.


By: /s/ Terry A. Watkins
---------------------------
Terry A. Watkins, President

In accordance with the Exchange Act, this Report has been signed below on February 8, 2001 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


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