Form 10QSB
period 2000-12-31
KINGSLEY COACH INC
filed 2001-02-14
CIK 1026488

U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000


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
                          January 25, 2000
                          Common Voting Stock:  8,853,977


Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        THE KINGSLEY COACH, INC.
                             BALANCE SHEET
                           December 31, 2000
                              (Unaudited)


                                 ASSETS



Current Assets:
    Cash                       $     1,692
    Accounts Receivable            147,883
    Inventory                    1,115,974
                                 ---------
Total Current Assets             1,265,549
                                 ---------

Property & Equipment, net          280,525
                                 ---------
Other Assets:
    Prepaid Expenses               407,919
    Deposits                         3,650
                                 ---------
Total Other Assets                 411,569
                                 ---------
TOTAL ASSETS                   $ 1,957,643
                                 =========

See accompanying notes to financial statements



                         THE KINGSLEY COACH, INC.
                             BALANCE SHEET
                           December 31, 2000
                              (Unaudited)

                   LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts Payable           $    98,160
    Accrued Liabilities            101,274
    Payable-Related Parties        552,775
    Customer Deposits              543,425
    Note Payable-Manufacturers      39,505
    Line of Credit                 432,241
                                 ---------
Total Current Liabilities        1,767,380
                                 ---------
Long Term Liabilities:
    Note Payable-Demonstrators     408,797
    Note Payable-Other              85,952
                                 ---------
Total Long Term Liabilities        494,749
                                 ---------
Stockholders' Deficit
    Preferred stock, $.00001 par
     value; authorized 5,000,000
     shares; issued and
     outstanding -0- shares              -

    Common stock, $.00001 par value;
     authorized 30,000,000 shares;
     issued and outstanding
     8,753,977                          88
    Additional Paid-in Capital   1,510,068
    Accumulated Deficit         (1,814,642)
                                 ---------
Total Stockholders' Deficit       (304,486)
                                 ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT         $ 1,957,643
                                 =========

See accompanying notes to financial statements.


                         THE KINGSLEY COACH, INC.
                        STATEMENTS OF OPERATIONS
       For the Six Month Periods Ended December 31, 2000 and 1999
                               (Unaudited)

                                         Six Months Ended
                                 12/31/00                12/31/99
                                ----------               --------

Revenue                       $ 2,687,731              $ 2,230,842

Cost of Sales                   1,989,053                1,423,624
                                ---------                ---------
Gross Margin                      698,678                  807,218

General and Administrative
 Expenses                         620,144                  754,227
                                ---------                ---------
Net Income from Operations         78,534                   52,991
                                ---------                ---------
Other Income/(Expense):
   Interest Expense               (69,111)                 (50,971)
   Other                            7,582                  (22,726)
                                ---------                ---------
Total Other Income/(Expense)      (61,529)                 (73,697)
                                ---------                ---------
Net Income/(Loss) Before Taxes     17,005                  (20,706)

Income Taxes                            -                        -
                                ---------                ---------
Net Income/(Loss)             $    17,005              $   (20,706)
                                =========                =========
Income/(Loss) Per Share       $      0.00              $     (0.01)
                                =========                =========
Weighted Average Shares
 Outstanding                    8,578,977                6,837,963
                                =========                =========


See accompanying notes to the financial statements.

                        THE KINGSLEY COACH, INC.
                        STATEMENTS OF OPERATIONS
      For the Three Month Periods Ended December 31, 2000 and 1999
                               (Unaudited)

                                        Three Months Ended
                                 12/31/00               12/31/99
                                ----------             ----------
Revenue                       $ 1,292,424              $   954,362

Cost of Sales                     994,851                  602,804
                                ---------                 --------
Gross Margin                      297,573                  351,558

General and Administrative
 Expenses                         262,616                  358,988
                                ---------                 --------
Net Income/(Loss) from Operations  34,957                   (7,430)

Other Income/(Expense):
   Interest Expense               (34,450)                 (25,988)
   Other                            2,286                   (7,956)
                                 --------                 --------
Total Other Income/(Expense)      (32,164)                 (33,944)
                                 --------                 --------
Net Income/(Loss) Before Taxes      2,793                  (41,374)

Income Taxes                            -                        -
                                 --------                  -------
Net Income/(Loss)             $     2,793              $   (41,374)
                                 ========                  =======

Income/(Loss) Per Share       $      0.00              $     (0.01)
                                 ========                  =======
Weighted Average Shares
 Outstanding                    8,678,977                6,837,963
                                =========                =========

See accompanying notes to the financial statements.

                         THE KINGSLEY COACH, INC.
                   STATEMENT OF STOCKHOLDERS' DEFICIT
            For the Six Month Period Ended December 31, 2000
                              (Unaudited)


                                     Addt'l       Accum-       Total
                Shares     Common    Paid-in      ulated       Stockholders'
                Issued     Stock     Capital      Deficit      Deficit
-----------------------------------------------------------------------------
Balance,
 June 30, 2000  8,403,977   $  84    $ 1,401,072  $(1,831,647) $  (430,491)

Common stock
 issued for
 prepaid
 services         350,000       4        108,996                   109,000

Net Income for
 the Period
 Ended December
 31, 2000                                              17,005       17,005
----------------------------------------------------------------------------
Balance,
 December 31,
 2000           8,753,977   $  88    $ 1,510,068  $(1,814,642) $  (304,486)
============================================================================


See accompanying notes to the financial statements.

                        THE KINGSLEY COACH, INC.
                        STATEMENTS OF CASH FLOWS
       For the Six Month Periods Ended December 31, 2000 and 1999
                              (Unaudited)


                                                      Six Months Ended
                                                   12/31/00       12/31/99
Cash Flows Provided By/(Used For)                 ----------     ----------
     Operating Activities:

  Net Income/(Loss)                             $   17,005      $  (20,706)

  Adjustments to reconcile net loss to net cash
  provided by / (used in) operating activities:
    Depreciation/amortization                       34,561          36,415
    Increase in receivables                        (63,296)         (4,224)
    Decrease in inventory                           64,573         185,834
    (Increase)/decrease in prepaid expenses        151,825          (6,897)
    Increase/(decrease) in accounts payable         (4,872)         29,033
    Increase in accrued liabilities                 13,271         202,307
    Decrease in customer deposits                 (251,575)       (210,764)
                                                   -------         -------
Net Cash Provided By/(Used For) Operating
 Activities                                        (38,508)        210,998
                                                   -------         -------
Cash Flows Provided By/(Used For)
    Investing Activities:
    Disposition/(acquisition) in property         (121,583)         17,613
                                                   -------         -------
Net Cash Provided By/(Used For) Investing
 Activities                                       (121,583)         17,613
                                                   -------         -------
Cash Flows Provided By/(Used For) Financing
 Activities:
    Decrease in notes payable                     (108,686)       (225,311)
    Advances from related party                    164,929               -
                                                   -------         -------
Net Cash Provided By/(Used For) Financing
 Activities:                                        56,243        (225,311)
                                                   -------         -------
Net Increase/(Decrease) in Cash                 $ (103,848)     $    3,300
                                                   =======         =======


                        THE KINGSLEY COACH, INC.
                        STATEMENTS OF CASH FLOWS
       For the Six Month Periods Ended December 31, 2000 and 1999
                              (Unaudited)


                                                       Six Months Ended
                                                   12/31/00       12/31/99
                                                  ----------     ----------
Net Increase/(Decrease) in Cash                 $ (103,848)     $    3,300

Beginning Cash Balance                             105,540          74,429
                                                   -------        --------
Ending Cash Balance                             $    1,692      $   77,729
                                                   =======        ========

Supplemental Disclosure:

 Interest paid                                  $   68,000      $   63,000

 Income taxes paid                              $        -      $        -



Summary of non-cash transactions:

     -- Issuance of 200,000 shares of common stock in exchange for prepaid professional services, valued at $86,500 in September 2000.

     -- Issuance of 150,000 shares of restricted common stock in exchange for prepaid professional services, valued at $22,500 in December 2000.





See accompanying notes to the financial statements.


                         THE KINGSLEY COACH, INC.
                     NOTES TO FINANCIAL  STATEMENTS
            For the Six Month Period Ended December 31, 2000
                              (Unaudited)


1.   BASIS OF PRESENTATION

The interim financial statements for the six months ended December 31, 2000 reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the period. These interim financial statements conform with the requirements for interim financial statements and, consequently, do not include all the disclosures normally required by generally accepted accounting principles.

2.   INVENTORY

As of December 31, 2000, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsley Coaches. As of December 31, 2000, cost approximates market value, and no adjustment has been recorded. Total inventory as of December 31, 2000 is as follows:

     Parts inventory             $      57,319
     Work-in-process                   577,572
     Finished Units/Demos              481,083
                                     ---------
     Total Inventory             $   1,115,974
                                     =========


3.   PREPAID EXPENSES

Prepaid expenses as of December 31, 2000, consist of the following:

       Prepaid outside professional fees   $     60,477
       Management services retainer             275,598
       Prepaid legal services                    64,344
       Prepaid officer and director fees          7,500
                                                -------
            Total Prepaid Expenses         $    407,919
                                                =======


                        THE KINGSLEY COACH, INC.
                     NOTES TO FINANCIAL  STATEMENTS
           For the Six Month Periods Ended December 31, 2000
                              (Unaudited)


4.   RELATED PARTIES

In order to pay for the original development and formation of The Kingsley Coach, LLC, and to fund ongoing operating expenses during the three months ended December 31, 2000 and in prior years, parties related to the Company have, from time to time, advanced monies to the Company. These advances are summarized in the following manner:

                                                     Amount advanced

Shareholder note, 6% interest, due on demand         $   50,000
Shareholder note, non- interest, due on demand          200,000
Shareholder advance, non- interest, due on demand       222,775
Shareholder note, 10% interest, due December 15, 2002    80,000
                                                        -------
                                                     $  552,775
                                                        =======


Item 2.  Management Discussion and Analysis

Forward-looking Statements

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

 Results of Operations

 For the two years that ended on June 30, 2000, our expenditures for research and development equaled almost 30% of our revenues, and exceeded the amount of our overall net loss. During this period we were manufacturing the Kingsley Coach entirely on a custom basis, as a means of determining the styling and amenities that would most appeal to our target market. We completed this development process at the end of June, 2000. In August, 2000, therefore, our Board of Directors changed our fiscal year-end from December 31 to June 30. This was done to reflect the completion of product development and to bring us into conformity with the recreational vehicle industry, which generally completes its selling cycle and its fiscal years in the summer months.

 During the first half of the current fiscal year, we achieved $2,687,731 in sales, and realized net income of $17,005. The principal reason we achieved profitability in that half was that our research and development costs in the half equaled only 14% of our revenues. We expect that, in the future, research and development costs can be held to a level that will equal between 5% and 10% of sales. This reduction in our largest class of indirect expenditure brings us to a level of overall operating expense at which we should need only modest increases in our production volume in order to sustain profitability.

 Sales for the three months ended December 31, 2000 were $1,292,424. This represented an increase of 35% over sales in the second quarter of our last fiscal year, continuing the growth in sales that we have experienced over the past year. Second quarter sales represented a reduction from sales in the first quarter of the current fiscal year, however. The seasonal reduction was expected, as fewer customers wish to take delivery of a motorhome during the winter months. Our operations remained profitable, however, due primarily to the reductions in our research and development expense.

 Our passage from wholly-custom sales to primarily-standardized sales will permit us to market the Kingsley Coach efficiently, once we have the funds available to commence a national marketing strategy. Meanwhile, however, the change will have the effect of reducing the gross margin we realize on our sales. The reduction will occur on sales we make through distributors because the distributor's margin will reduce our margin. The reduction will also occur on our direct sales, since we can impose a larger markup on a custom vehicle than on a standard model. For the first half of fiscal 2001, when most of our sales involved custom models, we posted a gross margin of 26% of revenues, as compared to 36% for the six months ended December 31, 1999. As future revenues will arise primarily from sales of our standard models, such as the Merlin and the SURV, we expect our profit margins to stabilize at approximately 27%, although per unit marketing expense associated with the standard models should be lower than would be associated with custom models. However, the efficiencies involved in marketing standard models should result in a better bottom line than we could accomplish with custom sales.

Liquidity and Capital Resources

 Kingsley Coach has only one contracted source of financing. That is the Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. That Agreement contemplates loans to an aggregate of $500,000 for the purpose of purchasing inventory and components from vendors approved by the lender. The loans are secured by the inventory purchased. Terms of the credit must be negotiated with each advance. At December 31, 2000, we owed $432,241 under that agreement, on loans bearing interest at 12% to 13.5%.

 At December 31, 2000 Kingsley Coach had a working capital deficit of $(501,831), an increase of $28,356 from our deficit at the end of June, 2000. Our aggregate liabilities have been reduced by $186,933 in that period, however, as cash generated by operations has been used to reduce debt. At the same time, our stockholders' deficit has been reduced by our practice of issuing stock for services, which added approximately $109,000 to paid-in capital in the recent six month period. While our capital deficit is not healthy, we do not believe that it imperils our ability to sustain operations. In fact, Kingsley Coach has had a working capital deficit throughout the past two years, and has nevertheless sustained operations. The primary reason that we are able to function despite negative working capital is that most of our debt is held by "friendly" creditors, including $552,775 held by members of the Board of Directors and other related parties.

 Although our working capital deficit does not prevent us from carrying on operations, it remains a significant problem for Kingsley Coach, as it denies us the ability to finance significant growth internally. For that reason we are actively seeking a capital infusion of $2,000,000 to $5,000,000, which would provide us the funds needed to finance the substantial increase in our inventory levels necessary to sustain significant growth. At the present time, however, we have received no commitments, and we do not know what terms we may be able to acquire capital on, if any.

 Even if our search for capital is unsuccessful, we expect to work our way back to positive working capital through our operations alone. Until the recent ramp-up in expenses to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year
2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. In the recent quarter, we reduced inventory somewhat, and operations produced $107,052 in cash. Our cash flow, therefore, is essentially a function of how aggressively we grow. If we remain cash poor, we will hold production at a level that can be sustained by cash from sales and down payments. If funds become available, we will increase production.

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



PART II   -   OTHER INFORMATION


 Item 6. Exhibits and reports on Form 8-K.

         Reports on Form 8-K:  none.

         Exhibits: none.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE KINGSLEY COACH, INC.


Date: 02/01/2001  By:  /S/ Terry A. Watkins
                           -------------------------------------------------
                           Terry A. Watkins,
                           Chief Executive Officer & Chief Financial Officer