Form 10QSB
period 2001-03-31
KINGSLEY COACH INC
filed 2001-05-15
CIK 1026488

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                           May 14, 2001
                           Common Voting Stock: 8,943,977

Transitional Small Business Disclosure Format (check one):  Yes    No  [X]


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                    THE KINGSLEY COACH, INC.
                         BALANCE SHEET
                         March 31, 2001
                          (Unaudited)


                             ASSETS

Current Assets:
  Cash                    $       39,516
  Accounts Receivable            380,539
  Inventory                    1,145,022
                               ---------
Total Current Assets           1,586,076
                               ---------
Property & Equipment, net        272,106
                               ---------
Other Assets:
  Prepaid Expenses               361,667
  Deposits                         3,650
                               ---------
Total Other Assets               365,317
                               ---------
TOTAL ASSETS                 $ 2,143,500
                               =========

See accompanying notes to financial statements.

                    THE KINGSLEY COACH, INC.
                            BALANCE SHEET
                            March 31, 2001
                             (Unaudited)

                LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable           $   173,597
  Accrued Liabilities            140,632
  Payable - Related Parties      536,839
  Customer Deposits              564,847
  Note Payable - Manufacturers    39,505
  Line of Credit                 440,710
                               ---------
Total Current Liabilities      1,896,130
                               ---------

Long Term Liabilities:
  Note Payable - Demonstrators   395,290
  Note Payable - Other            72,437
                               ---------
Total Long Term Liabilities      467,727
                               ---------
Stockholders' Deficit
  Preferred stock, $.00001 par
   value; authorized 5,000,000
   shares; issued and
   outstanding -0- shares              -
  Common stock, $.00001 par
   value; authorized 30,000,000
   shares; issued and
   outstanding 8,753,977              88
  Additional Paid-in Capital   1,510,068
  Accumulated Deficit         (1,730,513)
                               ---------
Total Stockholders' Deficit     (220,357)
                               ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT       $ 2,143,500
                               =========

See accompanying notes to financial statements.


                       THE KINGSLEY COACH, INC.
                       STATEMENTS OF OPERATIONS
       For the Nine Month Periods Ended March 31, 2001 and 2000
                           (Unaudited)

                                 Nine Months Ended          Nine Months Ended
                                      3/31/01                     3/31/00
                                 -----------------          -----------------
Revenue                            $ 3,710,919                $ 2,913,963
Cost of Sales                        2,755,169                  1,880,539
                                     ---------                  ---------
Gross Margin                           955,750                  1,033,424

General and Administrative Expenses    823,039                  1,101,448
                                     ---------                  ---------
Net Income/(Loss) from Operations      132,711                    (68,024)

Other Income/(Expense):
 Interest Expense, net                 (40,913)                   (66,094)
 Other                                   9,337                    (22,726)
                                     ---------                  ---------
Total Other Income/(Expense)           (31,576)                   (88,820)
                                     ---------                  ---------
Net Income/(Loss) Before Taxes         101,135                   (156,844)

Income Taxes                                 -                          -
                                     ---------                  ---------
Net Income/(Loss)                  $   101,135                $  (156,844)
                                     =========                  =========
Income/(Loss) Per Share            $      0.01                $     (0.02)
                                     =========                  =========
Weighted Average Shares Outstanding  8,753,977                  6,975,484
                                     =========                  =========


See accompanying notes to the financial statements.


                           THE KINGSLEY COACH, INC.
                           STATEMENTS OF OPERATIONS
          For the Three Month Periods Ended March 31, 2001 and 2000
                                 (Unaudited)

                                  Three Months Ended      Three Months Ended
                                       3/31/01                 3/31/00
                                  ------------------      ------------------
Revenue                            $ 1,023,188                $   683,121
Cost of Sales                          766,116                    456,915
                                     ---------                  ---------
Gross Margin                           257,072                    226,206

General and Administrative Expenses    169,181                    347,221
                                     ---------                  ---------
Net Income/(Loss) from Operations       87,291                   (121,015)

Other Income/(Expense):
 Interest Expense, net                  (5,433)                   (15,123)
 Other                                   2,271                          -
                                     ---------                  ---------
Total Other Income/(Expense)            (3,162)                   (15,123)
                                     ---------                  ---------
Net Income/(Loss) Before Taxes          84,129                   (136,138)

Income Taxes                                 -                          -
                                     ---------                  ---------
Net Income/(Loss)                  $    84,129                $  (136,138)
                                     =========                  =========
Income/(Loss) Per Share            $      0.01                $     (0.02)
                                     =========                  =========
Weighted Average Shares Outstanding  8,637,310                  7,250,527
                                     =========                  =========

See accompanying notes to the financial statements.


                           THE KINGSLEY COACH, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIT
               For the Nine Month Period Ended March 31, 2001
                                 (Unaudited)


                                      Additional               Total
                    Shares    Common  Paid-in     Accumulated  Stockholders'
                    Issued    Stock   Capital     Deficit      Deficit
----------------------------------------------------------------------------
Balance,
 June 30, 2000  8,403,977 $    84  $1,401,072 $(1,831,647)  $ (430,491)
Common stock
 issued for
 prepaid services 350,000       4     108,996           -      109,000
Net Income for
 the Period Ended
 March 31, 2001                                   101,135      101,135
----------------------------------------------------------------------
Balance,
 March 31, 2001 8,753,977 $    88  $1,510,068 $(1,730,512)  $ (220,357)
======================================================================


See accompanying notes to the financial statements.


                     THE KINGSLEY COACH, INC.
                     STATEMENTS OF CASH FLOWS
      For the Nine Month Periods Ended March 31, 2001 and 2000
                          (Unaudited)

                                          Nine Months  Nine Months
                                             Ended        Ended
                                            3/31/01      3/31/00
                                          -----------  -----------
Cash Flows Provided By/(Used For)
 Operating Activities:

 Net Income/(Loss)                       $  101,135     $ (156,844)
 Adjustments to reconcile net loss to
  net cash provided by/(used in)
  operating activities:
   Depreciation/amortization                 53,439         44,622
   (Increase)/decrease in receivables      (235,953)       234,416
   (Increase)/decrease in inventory          34,525        201,001
   (Increase)/decrease in prepaid expenses  198,077        (11,774)
   Increase/(decrease) in accounts payable   70,564        (78,308)
   Increase/(decrease) in accrued
    liabilities                              52,629        188,393
   Increase/(decrease) in customer deposits  19,847       (236,576)
                                            -------        -------
Net Cash Provided By/(Used For)
 Operating Activities                       294,263        184,930
                                            -------        -------
Cash Flows Provided By/(Used For)
 Investing Activities:
  Disposition/(acquisition) in property    (132,042)        17,613
                                            -------        -------
Net Cash Provided By/(Used For)
 Investing Activities                      (132,042)        17,613
                                            -------        -------
Cash Flows Provided By/(Used For)
 Financing Activities:
 Increase/(decrease) in notes payable        36,839        130,557
 Principal reduction                       (265,084)      (374,077)
                                            -------        -------
Net Cash Provided By/(Used For)
 Financing Activities                      (228,245)      (243,520)

Net Increase/(Decrease) in Cash          $ ( 66,024)    $  (40,977)
                                            =======        =======

                          THE KINGSLEY COACH, INC.
                          STATEMENTS OF CASH FLOWS
         For the Nine Month Periods Ended March 31, 2001 and 2000
                               (Unaudited)

                                          Nine Months  Nine Months
                                             Ended        Ended
                                            3/31/01      3/31/00
                                          -----------  -----------

Net Increase/(Decrease) in Cash          $ ( 66,024)    $  (40,977)
Beginning Cash Balance                      105,540         74,429
                                            -------        -------
Ending Cash Balance                      $   39,516     $   33,452
                                            =======        =======
Supplemental Disclosure:
 Interest paid                           $   41,922     $   66,094
 Income taxes paid                       $        -     $        -

Summary of non-cash transactions:

  --  Issuance of 200,000 shares of common stock in exchange for prepaid professional services, valued at $86,500 in September 2000. -- Issuance of 150,000 shares of restricted common stock in exchange for prepaid professional services, valued at $22,500 in December 2000.


See accompanying notes to the financial statements.


                           THE KINGSLEY COACH, INC.
                        NOTES TO FINANCIAL  STATEMENTS
               For the Nine Month Period Ended March 31, 2001
                                 (Unaudited)


1.   BASIS OF PRESENTATION

The interim financial statements for the nine months ended March 31, 2001 reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the period. These interim financial statements conform with the requirements for interim financial statements and, consequently, do not include all the disclosures normally required by generally accepted accounting principles.

2.   INVENTORY

As of March 31, 2001, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsley Coaches. As of March 31, 2001, cost approximates market value, and no adjustment has been recorded. Total inventory as of March 31, 2001 is as follows:

     Parts inventory             $    57,319
     Work-in-process                 225,786
     Finished Units/Demos            470,625
     Finished Body Parts             392,292
                                   ---------
     Total Inventory             $ 1,146,023
                                   =========

3.   PREPAID EXPENSES

Prepaid expenses as of March 31, 2001, consist of the following:

     Prepaid outside professional fees      $  49,160
     Management services retainer             260,475
     Prepaid legal services                    40,282
     Prepaid officer and director fees          3,750
     Prepaid other                              8,000
                                           ----------
     Total Prepaid Expenses                 $ 361,667
                                           ==========

                        THE KINGSLEY COACH, INC.
                    NOTES TO FINANCIAL  STATEMENTS
            For the Nine Month Periods Ended March 31, 2001
                              (Unaudited)

4.   RELATED PARTIES

In order to pay for the original development and formation of The Kingsley Coach, LLC, and to fund ongoing operating expenses during the three months ended March 31, 2001 and in prior years, parties related to the Company have, from time to time, advanced monies to the Company. These advances are summarized in the following manner:

                                                Amount advanced

Shareholder note, 6% interest, due on demand     $  50,000
Shareholder note, non-interest, due on demand      200,000
Shareholder advance, non-interest, due on demand   206,839
Shareholder note, 10% interest, due
 December 15, 2002                                  80,000
                                                   -------
                                                 $ 536,839
                                                   =======

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

   During the first nine months of the current fiscal year, we achieved $3,710,919 in sales, and realized net income of $101,135. The principal reason we achieved profitability in that period was that our research and development costs in the period equaled only 14% of our revenues. We expect that, in the future, research and development costs can be held to a level that will equal between 5% and 10% of sales. This reduction in our largest class of indirect expenditure brings us to a level of overall operating expense at which we should need only modest increases in our production volume in order to sustain profitability.

   Sales for the three months ended March 31, 2001 were $1,023,188. This represented an increase of 50% over sales in the third quarter of our last fiscal year, continuing the growth in sales that we have experienced over the past year. Third quarter sales represented a reduction from sales in each of the preceding two quarters of the current fiscal year, however. The seasonal reduction was expected, as fewer customers wish to take delivery of a motorhome during the winter months. Our operations remained profitable, however, due primarily to the reductions in our research and development expense.

   Our passage from wholly-custom sales to primarily-standardized sales will permit us to market the Kingsley Coach efficiently, once we have the funds available to commence a national marketing strategy. Meanwhile, however, the change will have the effect of reducing the gross margin we realize on our sales. The reduction will occur on sales we make through distributors because the distributor's margin will reduce our margin. The reduction will also occur on our direct sales, since we can impose a larger markup on a custom vehicle than on a standard model. For the first nine months of fiscal 2001, we posted a gross margin of 26% of revenues, as compared to 35% for the nine months ended March 31, 2000. As future revenues will arise primarily from sales of our standard models, such as the Merlin and the SURV, we expect our profit margins to stabilize at approximately 27%, although per unit marketing expense associated with the standard models should be lower than would be associated with custom models. However, the efficiencies involved in marketing standard models should result in a better bottom line than we could accomplish with custom sales.

   Liquidity and Capital Resources

   Kingsley Coach has only one contracted source of financing. That is the Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. That Agreement contemplates loans to an aggregate of $500,000 for the purpose of purchasing inventory and components from vendors approved by the lender. The loans are secured by the inventory purchased. Terms of the credit must be negotiated with each advance. At March 31, 2001, we owed $440,710 under that agreement, on loans bearing interest at 12% to 13.5%.

   At March 31, 2001 Kingsley Coach had a working capital deficit of $(390,053), an improvement of $83,422 from our deficit at the end of June, 2000. Our aggregate liabilities have been reduced by $85,205 in that period, as cash generated by operations has been used to reduce debt. At the same time, our stockholders' deficit has been reduced by our practice of issuing stock for services, which added approximately $109,000 to paid-in capital in the recent nine month period.

   While our capital deficit is not healthy, we do not believe that it imperils our ability to sustain operations. In fact, Kingsley Coach has had a working capital deficit throughout the past two years, and has nevertheless sustained operations. The primary reason that we are able to function despite negative working capital is that most of our debt is held by "friendly" creditors, including $536,839 held by members of the Board of Directors and other related parties.

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

     Even if our search for capital is unsuccessful, we expect to work our way back to positive working capital through our operations alone. Until the first half of this fiscal year, when we ramped-up expenses to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year 2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. In the past six months, we reduced inventory by $112,231, and operations produced $591,648 in cash. Approximately half of that cash has been used to reduce our debt. Our cash flow, therefore, is essentially a function of how aggressively we grow. If we remain cash poor, we will hold production at a level that can be sustained by cash from sales and down payments. If funds become available, we will increase production.

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

Item 5.  Changes in Management

   On February 28, 2001, Terry A. Watkins resigned from his positions as President of Kingsley Coach and as a member of the Kingsley Coach Board of Directors. The resignations were effective as of March 1, 2001, the date on which Mr. Watkins' employment agreement terminated.

   On that same day, the Board of Directors appointed Ralph Dickenson to the positions of Chief Executive and Chief Financial Officer of Kingsley Coach. Mr. Dickenson was the founder of Kingsley Coach, and has served as its Chairman throughout its history. The Board of Directors also appointed George O.R. ("Duke") Carlson to fill the vacancy on the Board of Directors. Mr. Carlson has been responsible for supervision of Kingsley Coach's research and development activities since the Company was founded.

Item 6.Exhibits and reports on Form 8-K.

   Reports on Form 8-K:  none.

   Exhibits: none.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KINGSLEY COACH, INC.


Date: 5/15/2001          By:  /s/ Ralph Dickenson
                              -------------------
                              Ralph Dickenson, Chief
                              Executive Officer & Chief Financial Officer