Form 10QSB/A
period 2001-03-31
KINGSLEY COACH INC
filed 2001-06-01
CIK 1026488

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                              FORM 10-QSB/A
                             Amendment No. 1

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


Amendment No. 1

     This amendment is being filed to correct an error in the presentation of Current Assets.


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                    THE KINGSLEY COACH, INC.
                         BALANCE SHEET
                         March 31, 2001
                          (Unaudited)


                             ASSETS

Current Assets:
  Cash                    $       39,516
  Accounts Receivable            320,539
  Inventory                    1,146,022
                               ---------
Total Current Assets           1,506,077
                               ---------
Property & Equipment, net        272,106
                               ---------
Other Assets:
  Prepaid Expenses               361,667
  Deposits                         3,650
                               ---------
Total Other Assets               365,317
                               ---------
TOTAL ASSETS                 $ 2,143,500
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

2.   INVENTORY

As of March 31, 2001, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsley Coaches. As of March 31, 2001, cost approximates market value, and no adjustment has been recorded. Total inventory as of March 31, 2001 is as follows:

     Parts inventory             $    57,319
     Work-in-process                 225,786
     Finished Units/Demos            470,625
     Finished Body Parts             392,292
                                   ---------
     Total Inventory             $ 1,146,022
                                   =========

3.   PREPAID EXPENSES

Prepaid expenses as of March 31, 2001, consist of the following:

     Prepaid outside professional fees      $  49,160
     Management services retainer             260,475
     Prepaid legal services                    40,282
     Prepaid officer and director fees          3,750
     Prepaid other                              8,000
                                           ----------
     Total Prepaid Expenses                 $ 361,667
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

THE KINGSLEY COACH, INC.


Date:  6/1/2001          By:  /s/ Ralph Dickenson
                              -------------------
                              Ralph Dickenson, Chief
                              Executive Officer & Chief Financial Officer