Form 10KSB
period 2001-06-30
KINGSLEY COACH INC
filed 2001-09-28
CIK 1026488

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the fiscal year ended June 30, 2001.

                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                      Commission File No. 0-21733

                        THE KINGSLEY COACH, INC.

             (Name of Small Business Issuer in its Charter)

         Delaware                                23-3003600
(State or other jurisdiction               (I.R.S. Employer ID Number)
 of incorporation or organization)

                  64 Old Route 522, Middleburg, PA 17842
                 (Address of principal executive offices)

        Issuer's Telephone Number, including Area Code: 570-837-7114

       Securities Registered Pursuant to Section 12(b) of the Act: None
         Securities Registered Pursuant to Section 12(g) of the Act:

                Common Stock, $.00001 par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
         Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year: $ 4,921,797.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, $.00001 par value, held by non-affiliates as of September 19, 2001 was $749,058.

As of September 19, 2001, the number of shares outstanding of the Registrant's common stock was 11,314,321 shares, $.00001 par value.

Transitional Small Business Disclosure Format:    Yes [ ]   No  [X]

                 DOCUMENTS INCORPORATED BY REFERENCE: None
            FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * The Company does not at this time have sufficient capital to fund significant growth. Unless additional capital is obtained, the Company may be unable to produce vehicles in sufficient quantities to meet demand.
     * The Company participates in a market which is dominated by a small number of large manufacturers with well-developed reputations and substantial capital resources. If one of those competitors chose to develop a product similar to the Company's products and to compete aggressively, the Company would find it difficult to compete effectively.
     * The Company has only one product line, which is a luxury motorhome. If there were an adverse change in the U.S. economy, the demand for luxury products could fall.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

                                  PART I

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

     * Up front is a Class 8 truck engine. We currently put a diesel engine producing up to 600 horsepower in each Kingsley Coach. It gets approximately 9.3 miles per gallon, and is rated to haul 85,000 pounds. The average Kingsley Coach weighs less than 38,000 pounds; so you always have power to spare when you want to attack a hill.

     * The combination of heavy-duty construction and high power engine gives you a stable, vibration-free, sway-free ride.

     * A Kingsley Coach can be serviced at almost any truck stop, whereas a conventional motorhome generally needs a motorhome mechanic.

     * The Kingsley Coach looks like a truck, but is as user-friendly as a sedan. It features automatic transmission, cruise control, a rear-view, back-up camera, and reserve tanks that hold up to a full weeks supply of power and water.

     The Company has been selling the Kingsley Coach since 1996. Until the summer of 2000, however, all of the vehicles we sold were custom-made, often using the customer's own used truck. We intend to continue to offer customers the option of custom-designing their own Kingsley Coach. We expect, however, that customers will increasingly opt for one of the standard models we now offer in the Camelot series:

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

     Custom Manufacturing

     Until mid-2000, every Kingsley Coach has been custom-manufactured, often by conversion of a tractor previously owned and used by the customer. Our entry into assembly line manufacturing has lowered our product cost substantially, and provides us access to a much wider market. We expect, however, that there will still be a number of our customers who will opt for a uniquely-designed product. So we will continue to offer customers the option of a Kingsley Coach designed entirely to their specifications.

     These "Roadmasters" will generally contain elaborate amenities, and retail for approximately 50% more than our standardized models. Because the market for $500,000 recreational vehicles is limited, however, we expect that production of the Roadmasters will not grow as rapidly as production of the Camelot series.

     Specialized Applications

     The same characteristics that make the Kingsley Coach attractive in the vacation market make it suitable for use in a wide variety of specialized applications. By way of examples, we have already designed Kingsley Coaches for use by:

     * Sports Teams. Within a single Kingsley Coach, we can provide sleeping space for 27, as well as room for the athletes to sit and stretch their legs. While this may not provide the pampering that an NBA team may expect, the comfort and luxury of a Kingsley Coach is a significant step up from the traditional bus for a traveling
       Arena Football team or a college soccer club, without a significant step up in price. To date, we have sold six Kingsley Coaches outfitted for sports teams.

     * Mobile Medical Services. Today, when disaster strikes, the medical team needs equipment right away. The power and spaciousness of a Kingsley Coach make it an ideal vehicle to carry that equipment into the next fire, flood or landslide. To date, we have sold one Kingsley Coach disaster unit.

     * Equestrian Teams. How do you get the horses to the meet in relative calm? Put them in a powerful, stable Kingsley Coach. The horses and the riders arrive, rested and ready.

     To date, our marketing of these specialized applications has been sporadic, due to our limited resources. Our plan is that when the marketing of the Camelot Series has become stabilized, we will focus the attention of our in-house marketing staff on these and other specialized applications. We expect that many of the sales would entail multiple units - e.g. for an entire government fleet or for a sports league. So marketing should be relatively efficient.

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

     The RV bodies we use are manufactured to our specifications by Thor
America, Inc.   Thor America is one of the largest fabricators of RV bodies in the U.S. Since September, 1998, the Company's principal production facilities have been located on the premises of Thor America's facilities in Middleburg, Pennsylvania.

     The agreement between Thor America and Kingsley Coach gives Thor America the exclusive right to manufacture RV bodies for Kingsley Coach. Thor America provides Kingsley Coach an 8,000 square foot manufacturing facility and a 2,500 square foot office and showroom facility on two acres of land, all of which is located on Thor America's factory site in Middleburg. For those premises, Kingsley Coach pays $1.00 per year and its allocated share of direct expenses. Either party may terminate the agreement at will.

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

     Sales and Marketing

     To date, the Kingsley Coach has been marketed mostly by word of mouth, supplemented by occasional print ads in trucking and RV magazines and appearances at truck shows. Without the capital necessary to ramp up production, an aggressive marketing campaign would have been counterproductive. Nevertheless, the feedback we received from our appearances indicated that there is a substantial market available for our product.

     In July of 2000, we initiated a nationwide marketing campaign by hiring a Director of National Sales and by retaining Typecase Multimedia, Inc. to manage our marketing and promotional efforts. A prime component of our promotional program are our appearances at RV shows and upscale sporting events. These appearances are targeted to gain Kingsley Coach brand recognition among financially successful Baby Boomers. When financing becomes available, we will launch a multimedia campaign to achieve two primary goals: familiarizing our target market with the concept of the Kingsley Coach and building awareness of the Kingsley Coach brand. The theme of the campaign will be "luxury with power."

     The Kingsley Coach is sold directly and through a dealer network. To date, we have appointed exclusive dealers in Texas and eastern Florida, each of whom is required to sell three units during each 12 month period to retain its exclusivity. As our production capabilities become sufficient to service added demand, we will expand our network incrementally until it reaches nationwide. In the meanwhile, we have contracted with Four State Trucking of Joplin, Missouri to serve as our national dealer on a non-exclusive basis. Our agreement with Four States required Four States to pay a $300,000 deposit on the purchase of 50 units (i.e. $6,000 deposit per unit).

     No single customer accounted for more than 10% of the Company's sales during the years ended June 30, 2001 and December 31, 1999 or during the transition period ended June 30, 2000.

     Backlog

     On September 24, 2001 the Company's backlog was 16 units, representing $2,200,000 in potential sales. On September 24, 2000, the backlog was 41 units. We do not consider the reduction in backlog to be an indicator of future results because, until we obtain the capital investment needed to finance additional sales, the Company's annual production is limited to approximately 30 units.

     Competition

     The Class A Motorhome segment of the RV industry is dominated by five
manufacturers, who account for over   of annual domestic sales: Fleetwood,
Winnebago, Coachman, Monaco, and Thor. These competitors have two major advantages over The Kingsley Coach: name recognition and capital resources. The Kingsley Coach will attempt to compete with these established companies primarily on the basis of the unique advantages of a truck chassis: strength, serviceability, and safety.

     Research and Development

     Until July of 2000, the Company was still developing its products. Accordingly, research and development until that time represented nearly 30% of sales:$330,000 in the six months ended June 30, 2000, $850,000 in the year ended December 31, 1999 and $600,000 in the year ended December 31, 1998. Beginning in the 2001 fiscal year, we have been marketing the products previously developed. Accordingly, we incurred no research and development expense in the year ended June 30, 2001.

     Employees

     The Company currently employs 24 individuals. Six are employed in administrative positions, sales and marketing positions, and 18 in production. None of the Company's employees are members of a union. The Company believes that its relations with its employees are good.

Item 2.  Properties

     Our production facilities are located on the grounds of Thor America, Inc. Our arrangement with Thor America is described above. In addition, we have leased a 2,400 square foot body shop in Middleburg for a rental of $24,000 per year. The lease expires on February 28, 2005, but may be terminated by Kingsley Coach on 90 days notice. We also lease an office and showroom facility in Middleburg for a rental of $1,200 per month.

     The Company also leases a 3,000 square foot production facility in Ramsey, Minnesota. The lease is on a month-to-month basis, and the current rental is $1,000 per month. At present, the Ramsey facility is used for engineering and design. However, we are in the process of moving a portion of our custom fabrication operations to Anoka.

Item 3.  Legal Proceedings

     In 2000, the Company commenced a lawsuit in the United States District Court for the Middle District of Pennsylvania titled "The Kingsley Coach, Inc.
v. Otis A. Slack, et al." The Company alleges that the defendants were engaged to be the Company's distributors in Alabama on an exclusive basis, that the defendants entered into competition with the Company by using the Company's marketing materials as if they had been prepared by the defendants, and that the defendants sold three coaches in this fashion. The Company is seeking injunctive relief and damages for copyright infringement, unfair competition, breach of contract, breach of fiduciary duty, and misappropriation of trade secrets.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Market Information

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "KNGS.OB." Set forth below are the high and low bid prices for each of the last ten fiscal quarters.



                              Bid
                          -------------
Quarter Ending            High      Low

March 31, 1999           $ 6.00    $ 3.50
June 30, 1999            $ 4.00    $ 1.63
September 30, 1999       $ 1.75    $  .83
December 31, 1999        $ 1.25    $  .50

March 31, 2000           $ 7.00    $ 1.44
June 30, 2000            $ 2.00    $  .44
September 30, 2000       $ 1.63    $  .53
December 31, 2000        $  .56    $  .27

March 31, 2001           $  .47    $  .16
June 30, 2001            $  .51    $  .17


     (b) Shareholders

     Our shareholders list contains the names of 484 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 800.
     (c)  Dividends

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

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     In August, 2000 the Company's Board of Directors changed the Company's fiscal year end from December 31 to June 30. The reasons for the change were
(1) to reflect the completion of our product development and (2) to bring the Company into conformity with its industry, most of whose members complete their fiscal years in the summer, when the selling cycle for motorhomes reaches completion.

     Results of Operations

     Sales of the Kingsley Coach in fiscal 2001 (year ended June 30, 2001) were over four times greater than sales in the six months ended June 30, 2000 and 75% greater than sales in the year ended December 31, 1999. This reflects the steady growth in sales that Kingsley Coach has experienced over the past two years.

     Orders for motorhomes are more likely to be placed in the Spring than in any other season. Our well-financed competitors, therefore, customarily record the greater portion of their sales in the first half of the calendar year. However, because we lack sufficient funds to maintain an inventory of finished coaches and because our products were, until this year, custom-designed, Kingsley Coach sales in the first six calendar months usually lag sales in the latter six calendar months, when we are able to deliver the coaches ordered in the Spring. For this reason, the $1,129,976 in sales recorded between January 1, 2000 and June 30, 2000 were only slightly more than half the sales of $2,230,842 recorded in the six months from July 1, 1999 to December 31, 1999. This year, however, as our sales became focused on our standardized Camelot models, the disparity in sales between the last six months of calendar 2000 ($2,687,731) and the first six months of calendar 2001 ($2,234,066) was not nearly as sharp. In the future, if we are able to obtain a sufficient level of capital resources, through sale of our equity or otherwise, we intend to maintain an inventory of finished products. So our revenue cycles would then more closely conform to the normal industry experience, in which inventory is built up during the Fall and Winter and is converted to sale revenue in the Spring and Summer.

     Our passage from wholly-custom sales to primarily-standardized sales will permit us to market the Kingsley Coach efficiently, once we have the funds available to commence a national marketing strategy. Meanwhile, however, the change will have the effect of reducing the gross margin we realize on our sales. The reduction will occur on sales we make through distributors because the distributor's margin will reduce our margin. The reduction will also occur on our direct sales, since we can impose a larger markup on a custom vehicle than on a standard model. For fiscal 2001, we posted a gross margin of 25% of revenues, as compared to 38% for the six months ended June 30, 2000. As future revenues will arise primarily from sales of our standard models, such as the Merlin and the SURV, we expect our profit margins to stabilize at approximately 27%, although per unit marketing expense associated with the standard models should be lower than would be associated with custom models. However, the efficiencies involved in marketing standard models should result in a better bottom line than we could accomplish with custom sales.

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

     During the year ended June 30, 2001, we achieved $4,921,797 in sales, and realized net income of $152,131. The principal reason we achieved profitability in that period was that we incurred no research and development expenses during the year. We do intend to carry on research and development activities in the future related to our "second generation products." We expect, however, that future research and development costs can be held to a level that will equal between 5% and 10% of sales. This reduction in our largest class of indirect expenditure brings us to a level of overall operating expense at which we should need only modest increases in our production volume in order to sustain profitability.

Liquidity and Capital Resources

     Kingsley Coach has only one contracted source of financing. That is the Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. That Agreement contemplates loans to an aggregate of $500,000 for the purpose of purchasing inventory and components from vendors approved by the lender. The loans are secured by the inventory purchased. Terms of the credit must be negotiated with each advance. At June 30, 2001, we owed $350,093 under that agreement, on loans bearing interest at 12% to 13.5%.

     Deutsche Financing Services has also recently approved Kingsley Coach for a short term account receivable ("STAR") credit facility. Under the STAR program, Deutsche Financing will advance to us the cost of the chassis and body for a vehicle purchased by a qualified buyer, and take the receivable from the buyer as collateral for the loan. To date we have not used the STAR facility.

     At June 30, 2001 Kingsley Coach had a working capital deficit of $(776,381), a further weakening from our deficit of $473,475 at the end of June, 2000. The increase in the deficit occurred as increased sales dramatically reduced our inventory during the year. We utilized the cash from sales to reduce our notes payable by $362,859, including a reduction of $161,614 in long term debt, and also devoted $100,867 to an increase in our production capability. So, although our working capital deficit increased during the year, the net worth of our company increased by $227,131.

     Until the ramp-up in expenses during calendar 2000 to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year 2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001, however, our operations produced $352,819 in cash, all of which has been used to reduce our debt. Our cash flow, therefore, is essentially a function of how aggressively we grow. If we remain cash poor, we will hold production at a level that can be sustained by cash from sales and down payments. If funds become available, we will increase production.

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


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:

                                                          Director
     Name               Age  Position with the Company    Since
--------------------------------------------------------------------
     Ralph Dickenson     61  Chairman (CEO, CFO)          1998
     Verdo Lancaster     63  Director                     1998
     Catherine Rimes     40  Director                     1998
     James Whitehead     58  Director                     1998
     George O.R. Carlson 60  Director                     2001

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Ralph Dickenson founded Kingsley Coach in 1996, and has served as its Chairman since that time. Except for the period from March of 2000 until March of 2001, Mr. Dickenson also served as our Chief Executive Officer. Mr. Dickenson is the father of Catherine Rimes, a member of the Board of Directors.

     Verdo Lancaster has been self-employed for the past five years as a gospel singer. Previously, Mr. Lancaster owned and operated a number of trailer home distributorships in Louisiana.

     Catherine Rimes has been self-employed as a horse rancher since 1998. From 1994 to 1997, Ms. Rimes served as President of Brake Alert, Inc., which was engaged in the business of manufacturing and marketing parts for transportation equipment. Ms. Rimes is the daughter of Ralph Dickenson, the Chairman of Kingsley Coach, and the niece of George Carlson, a member of the Board of Directors.

     James Whitehead has for the many years served as co-owner and Manager of Whitehead Business Trucking Co.

     George O.R. Carlson is an engineer, who has been involved in the development of the Kingsley Coach since 1996. Mr. Carlson's services are provided to Kingsley Coach by DRK Enterprises pursuant to our Management Services Agreement with DRK. Mr. Carlson is the uncle of Catherine Rimes, a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2001, except as follows: Each of the directors (other than Mr. Carlson) failed to report the grant of stock options in October, 2001.

Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Ralph Dickenson, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended June
30, 2001, 2000 and 1999.    Mr. Dickenson was the Company's Chief Executive
Officer until March 1, 2000, and again since March 1, 2001. He is currently paid an annual salary of $21,600. There was executive officers whose total salary and bonus for the fiscal year ended June 30, 2001 exceeded $100,000.

                                         Long-Term
                     Compensation        Compensation
                    Year     Salary      Stock Options Granted
---------------------------------------------------------------
Ralph Dickenson     2001      $7,494           75,000
                    2000      $7,200
                    1999      $7,200

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Management Services Agreement

     The Company is party to a Management Services Agreement dated May 7, 1999 with DRK, Inc. DRK is a Minnesota corporation whose office is located in the Company's offices in Ramsey, Minnesota. The owners of DRK are Catherine Rimes and George O.R. Carlson, who are members of the Kingsley Coach Board of Directors. Ralph Dickenson acts, from time to time, as a business consultant to DRK.

     The Agreement provides that for the term of the Agreement, which expires on December 31, 2004, DRK will provide to the Company all of its executive management services, including CEO, COO, Chief Marketing Officer and Chief Production Officer. In compensation, the Company is required to pay DRK the greater of (a) DRK's out-of-pocket expenses incurred in providing the management personnel or (b) ten percent of the Company's sales revenue. In addition, the Company granted 2,000,000 shares of restricted stock to DRK, which DRK will retain only if the Company achieves certain sales and net income targets during each of the five years between July 1, 2000 and June 30, 2005. In the year ended June 30, 2001 the Company achieved the net income target but fell short of the sales target. However, in lieu of cancelling 200,000 shares owned by DRK due to the shortfall, as provided in the Agreement, the Company accepted a waiver by DRK of $168,123 due to it from the Company.

     During the year ended June 30, 2001, DRK provided to the Company the services of eight non-officer employees. In compensation for those services, the Company incurred an obligation to DRK in the amount of $254,740.

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

     Equity Grants

     In October of 2000, the Board of Directors issued to each of its members a five year option to purchase 75,000 shares of the Company's common stock. The option is exercisable at an average price of $.95 per share. The market price on the date of grant was $.56.

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended June 30, 2001 and those options held by him on June 30, 2001.

              Option Grants in the Last Fiscal Year

                          Percent                            Potential
                          of total                           realizable
              Number of   options                            value at
              securities  granted to                         assumed annual
              underlying  employees in Exercise              rates of
              option      fiscal       Price     Expiration  appreciation of
Name          granted     year         ($/share) Date        for option term
                                                              5%       10%
-----------------------------------------------------------------------------
R. Dickenson  75,000      20%          $.95      10/20/05     0        0



             Aggregated Fiscal Year-End Option Values

             Number of securities underlying  Value of unexercised in-the-money
             unexercised options at fiscal    options at fiscal year-end ($)
Name         year-end (#) (All exercisable)     (All exercisable)
-------------------------------------------------------------------------------
Ralph Dickenson         75,000                              0

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     * Ralph Dickenson

     * each of our directors; and

     * all directors and executive officers as a group.

     There are 11,314,321 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

     In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

                                 Amount and
                                 Nature of
Name and Address                 Beneficial          Percentage
of Beneficial Owner(1)           Ownership           of Class
-----------------------------------------------------------------
Ralph Dickenson                  75,000(3)             0.7%
Verdo Lancaster               1,190,961(3)            10.6%
Catherine Rimes               2,678,785(2) (3)        23.8%
James Whitehead                 138,995(3)             1.2%
George Carlson                2,595,785(2)            23.2%

All officers and directors
 as a group (5 persons)       4,123,741               35.9%

DRK, Inc.                     2,555,785(2)            22.8%
14010 Sunfish Lake Blvd.
Anoka, MN 55303

Richard Fellows               1,086,907(4)             9.6%
88855 Old Tavernier Highway
Tavernier, FL 33070

Matthew Dickenson               800,000(5)             7.1%
     ______________________________

(1) The address of each shareholder, unless otherwise noted, is c/o The Kingsley Coach, Inc., 64 Old Route 522, Middleburg, PA 17842
(2) DRK, Inc. is a Minnesota corporation which received 2,000,000 shares pursuant to a Management Services Agreement with Kingsley Coach. The conditions under which the 2,000,000 shares may be cancelled by Kingsley Coach are discussed in "Management"above. Catherine Rimes and George Carlson each own 50% of the outstanding shares of DRK, and are thus deemed to be the beneficial owners of DRK's shares.
(3) Includes presently-exercisable option to purchase 75,000 shares.
(4) Includes 300,000 shares owned by R&V of Islamorada Ltd., which is owned by Mr. Fellows and his wife.
(5) Includes 800,000 shares owned by CLD Investor Relations, Inc., R&V of Islamorada Ltd. and Stockholder Presentations Inc. Matthew Dickenson holds an irrevocable voting proxy with respect to those shares, but has no other rights or ownership with respect to those shares..

Item 12.  Certain Relationships and Related Transactions

     See discussion of the Management Services Agreement in Item 10 of this Report.

     From time to time since Kingsley Coach was founded, Verdo Lancaster, a director of the Company, has loaned funds to Kingsley Coach for working capital. The loan obligation is represented by a demand note with interest at 10%. Mr. Lancaster has agreed, however, that until December 15, 2002 he will require the Company to pay interest only. At June 30, 2001 the principal due on the loan was $30,000. The Company's obligation to pay on demand another $200,000 that was loaned by Mr. Lancaster has been assigned by Mr. Lancaster to an officer of DRK, Inc., and is not subject to Mr. Lancaster's agreement regarding deferral of payment.

     In 1998 Wilbur Rimes, the husband of Catherine Rimes, a director of the Company, purchased two Kingsley Coaches and then sold them back to the Company, to be held for resale. The Company gave Mr. Rimes a note in the principal amount of $502,000 bearing interest at 9% per annum, requiring a monthly payment of $6,474. The balance due on the note at June 30, 2001 was $392,096.

Item 13.  Exhibit List and Reports on Form 8-K

     (a) Financial Statements

         Independent Auditors Report

         Balance Sheet - June 30, 2001

         Statement of Operations for the twelve and six month periods ended June 30, 2001 and June 30, 2000

         Statement of Stockholders Deficit for the twelve and six month periods ended June 30, 2001 and June 30, 2000

         Statement of Cash Flows for the twelve and six month periods ended June 30, 2001 and June 30, 2000

         Notes to Financial Statements

     (b) Exhibit List

         3-a  Certificate of Incorporation, as amended. (1)

         3-b  By-laws (1)

         10-a Management Services Agreement dated May 7, 1999 with DRK, Inc. - filed as an exhibit to Kingsley Coach's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

         10-b Agreement dated September 10, 1998 between Kingsley Coach and
              Thor America, Inc. (1)

         10-c Agreement for Wholesale Financing dated between Kingsley Coach and Deutsche Financing. (1)

         10-d 2000 Stock and Stock Option Plan (1)

         21   Subsidiaries - none
_________________________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-65654) and incorporated herein by reference.

     (c) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.




                         Independent Auditors' Report


The Board of Directors and Shareholders
The Kingsley Coach, Inc.


We have audited the accompanying balance sheet of The Kingsley Coach, Inc., as of June 30, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the twelve and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Kingsley Coach, Inc. as of June 30, 2001, and the results of operations and cash flows for the twelve and six month periods ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ Mantyla McReynolds.


Mantyla McReynolds
Salt Lake City, Utah
August 3, 2001


                     The Kingsley Coach, Inc.
                          Balance Sheet
                          June 30, 2001




                              ASSETS

Current Assets:
     Accounts receivable (net of allowance of $5,500)   $   174,836
     Inventory - Note 11                                    593,844
                                                          ---------
     Total Current Assets                                   768,680

Property & Intangibles, net - Note 8                        719,218

Other Assets:
     Prepaid expense - Note 14                              293,452
     Deposits                                                 3,650
                                                           --------
     Total Other Assets                                     297,102

TOTAL ASSETS                                            $ 1,785,000
                                                          =========
See accompanying notes to financial statements

                     The Kingsley Coach, Inc.
                    Balance Sheet [continued]
                          June 30, 2001

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                   $   158,025
     Accrued liabilities                                     52,451
     Payroll taxes payable                                   75,076
     Bank overdraft balance                                   5,367
     Customer deposits - Note 5                             328,273
     Note payable - inventory - Note 16                     350,093
     Note payable - related parties - Note 17               250,000
     Unearned revenue - Note 15                             269,000
     Current portion long-term debt - Note 10                56,776
                                                          ---------
     Total Current Liabilities                            1,545,061

Long-Term Liabilities:
     Notes payable - Note 10                                470,075
     Note payable -shareholder - Note 4                      30,000
     Less current portion long-term debt                    (56,776)
                                                          ---------
     Total Long-Term Liabilities                            443,299
                                                          ---------
Total Liabilities                                         1,988,360

Stockholders' Deficit - Note 7

     Preferred stock, $.0001 par value;
      authorized 5,000,000 shares;
      issued and outstanding -0- shares                           -
     Common stock, $.00001 par value;
      authorized 30,000,000 shares;
      issued and outstanding 8,643,727                           86
     Additional paid-in capital                           1,476,070
     Accumulated Deficit                                 (1,679,516)
                                                          ---------
     Total Stockholders' Deficit                           (203,360)
                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 1,785,000
                                                          =========
See accompanying notes to financial statements


                     The Kingsley Coach, Inc.
                     Statements of Operations
For the twelve month and six month periods ended June 30, 2001 and 2000

                                           2001              2000
                                      --------------------------------
Revenues:

Sales                                 $ 4,921,797       $  1,129,976
Cost of Sales                          (3,684,945)          (705,683)
                                        ---------         ----------
Gross Margin                            1,236,852            424,293

General and administrative expenses       986,480            944,935
                                        ---------         ----------
Net Income/(Loss) from Operations         250,372           (520,642)

Other Income/(Expense):
 Other income                              13,569                  0
 Interest expense                        (111,810)           (59,927)
 Loss on disposal of assets                     0                  0
                                        ---------         ----------
Total Other Income/(Expense)              (98,241)           (59,927)

Net Income/(Loss) Before Taxes            152,131           (580,569)

Income taxes                                    0                  0
                                        ---------         ----------
Net Income/(Loss)                     $   152,131       $   (580,569)
                                        =========         ==========
Income/(Loss) Per Share               $      0.02       $      (0.07)
                                        =========         ==========
Weighted Average Shares Outstanding     8,523,852          8,174,043
                                        =========         ==========


See accompanying notes to financial statements.




                     The Kingsley Coach, Inc.
               Statements of Stockholders' Deficit
For the twelve month and six month periods ended June 30, 2001 and 2000



                                     Addt'l                Total
                   Shares    Common  Paid-in  Accumulated  Stockholders'
                   Issued    Stock   Capital  Deficit      Deficit

------------------------------------------------------------------------
Balance, December
 31, 1999         7,250,527  $  73 $  983,858 $(1,251,078) $(267,147)


Issued stock for
 liabilities        955,000      9    317,991           -    318,000

Issued stock for
 services           198,450      2     99,223           -     99,225


Net Loss for the
 six months ended
 June 30, 2000            -      -          -    (580,569)  (580,569)
--------------------------------------------------------------------
Balance, June
 30, 2000         8,403,977     84  1,401,072  (1,831,647)  (430,491)

Issued shares for
 services           500,000      5     74,995           -     75,000

Cancelled shares
 issued in 1999    (260,250)    (3)         3           -          -

Net Income for the
 twelve months
 ended June
 30, 2001                 -      -          -     152,131    152,131
--------------------------------------------------------------------
Balance, June
 30, 2001         8,643,727  $  86 $1,476,070 $(1,679,516) $(203,360)
====================================================================




See accompanying notes to financial statements.




                        The Kingsley Coach, Inc.
                        Statements of Cash Flows
For the twelve month and six month periods ended June 30, 2001 and 2000



                                             2001           2000
                                          --------------------------

Cash Flows Provided by/(Used for)
 Operating Activities
 Net Income/(Loss)                        $  152,131      $  (580,569)
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization               77,353           10,482
  Bad debt expense                            17,962           11,655
  Issued stock for services/assets            75,000           99,225
  Decrease (increase) in prepaid expenses    157,292          140,146
  Decrease (increase) in accounts
   receivable                               (108,211)         (68,110)
  Decrease in other receivable                     0          550,000
  Decrease (increase) in inventory            84,502         (445,188)
  Increase (decrease)in accounts payable      54,993          (76,172)
  Increase in deferred revenue                19,000          250,000
  Increase in accrued liabilities             39,524          (10,476)
  Increase (decrease)in customer deposits   (216,727)        (187,634)
                                            --------         --------
  Net Cash Provided by/(used for)
   Operating Activities                      352,819         (306,641)


Cash Flows Provided by/(Used for) Investing
 Activities
  Acquisition of property and equipment     (100,867)          (3,740)
                                            --------         --------
  Net Cash Used for Investing Activities    (100,867)          (3,740)


Cash Flows Provided by/(Used for) Financing
 Activities
 Principal increase (decrease) on notes
  payable                                          -          802,022
 Principal payments/reductions              (362,859)        (463,830)
                                            --------         --------
Net Cash Provided by (Used for)Financing
 Activities                                 (362,859)         338,192

Net Increase/(Decrease) in Cash             (110,907)          27,811

Beginning Cash Balance                       105,540           77,729
                                           ---------         --------
Ending Cash (bank overdraft) Balance      $   (5,367)     $   105,540
                                           =========         ========

Supplemental Disclosures

 Interest paid                            $  111,810      $    59,927

 Income taxes paid                        $        0      $         0

 Stock issued for assets                  $        0      $         0

 Stock issued for liabilities             $        0      $   318,000




See accompanying notes to financial statements.



                         The Kingsley Coach, Inc.
                     Notes to Financial Statements
                             June 30, 2001


Note 1 Organization and Summary of Significant Accounting Policies

(a)  Organization

     The Kingsley Coach, Inc., ("Company") incorporated under the laws of the State of Utah in 1980 as Micro-Hydro Power, Inc. [MHP]. MHP changed its domicile from the State of Utah to the State of Delaware by merging with and into its wholly-owned subsidiary, Micro-Hydro Power, Inc., a Delaware corporation in December of 1997. MHP was essentially dormant for ten years until an Agreement and Plan of Reorganization was executed on December 18, 1998, between MHP and The Kingsley Coach, LLC, a Louisiana limited liability company [Kingsley]. The result was the acquisition of the assets and liabilities of Kingsley, also known as a reverse acquisition, accounted for herein on the purchase basis. Kingsley is a manufacturer of customized luxury recreational and comercial vehicles known as The Kingsley Coach. With the acquisition of Kingsley, MHP changed its name to The Kingsley Coach, Inc.
In 2000, the Company changed from a calendar year to a fiscal year ended June
30.  This change is made to more closely match reporting in the industry.

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

(c)  Net Loss Per Common Share

     Net loss per common share is based on the weighted-average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As of June 30, 2001, there are no common stock equivalents (common stock warrants) to be included in the computation of income/(loss) per share for the periods presented.

(d)  Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in banks to be cash. The Company has a bank overdraft balance of $5,367 at June 30, 2001 arising from checks issued and outstanding in excess of the bank balance.

(e)  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(h)  Revenue recognition

     The Company recognizes revenue upon delivery of the product to the customer and by providing services. Any additional obligations related to the product, such as service agreements, are negotiated under a separate contract; revenue on these items is recognized over the period of service as commitments are satisfied.

Note 2  LIQUIDITY

     The Company has accumulated losses through June 30, 2001 amounting to $1,679,516, and has a net working capital deficiency of $323,119 at June 30, 2001. However, in Management's opinion, the Company expended substantial amounts for non-recurring development costs in prior years in the refinement of its product and production methods. The Company does not believe that similar costs will be necessary in the future. Further, the Company believes standard product design and methods will permit increased productivity in future years.

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

Note 3  INCOME TAXES

     The Company adopted Statement No. 109 as of April 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations in prior years, against which it intends to offset current earnings.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2001 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.


Deferred tax assets           Balance      Tax      Rate
---------------------------------------------------------

Loss carryforward(expires
  through 2021)               $796,808    $270,915   34%

Valuation allowance                      ($270,915)
                                         ---------
Deferred tax asset                        $      0
                                         =========


     The valuation allowance has decreased $51,724 from $322,639 in the prior year.

Note 4  RELATED PARTY TRANSACTIONS/STOCKHOLDER  LOANS

     To pay for the original development and formation of The Kingsley Coach, LLC, and to fund ongoing operating expenses, a shareholder/officer advanced funds to the Company as evidenced by executed notes. During the year ended June 30, 2001, the Company paid the shareholder approximately $108,000. Another shareholder has been assigned (see Note 17) $200,000 of this liability thus reducing the balance due to this shareholder to $30,000.
The terms of the obligation require interest only payments at 10%, with the principal balance due 12/15/02.

Note 5  CUSTOMER DEPOSITS

     When a customer signs a contract to have the Company manufacture a Kingsley Coach ("Coach"), a deposit or down payment is required of the customer. The amount of deposit varies based on the terms of the contract. The Company treats these deposits as unearned revenue until the Coach is delivered to the customer. At June 30, 2001, deposits had been collected on 11 Coaches in various stages of completion.

Note 6  PREFERRED STOCK

     The Certificate of Incorporation of Micro-Hydro Power, Inc., a Delaware corporation, authorizes the issuance of 5,000,000 shares of $.0001 par value preferred stock. The Board of Directors may issue the shares in series and may designate the powers, preferences and rights of such shares by resolution, without the vote of stockholders. No shares are issued and outstanding as of June 30, 2001.

Note 7 ISSUANCE OF STOCK

     In January, 1999, the Company resolved to compensate its directors and officers, on an annual basis, by issuing 50,000 "restricted" common shares. These shares would be restricted for one year. In February, 1999, 600,000 pre-split shares were issued to said officers and directors for services in 1999 and 2000, valued at $0.15 per share for a total of $90,000.
Approximately $22,500 was deferred and charged against June 30, 2001 earnings.

     On September 17, 1999, the Company issued 100,000 tradable, pre-split common shares to a consultant as compensation for future services to be rendered beyond involvement in capital raising or secondary offering activities, valued at $.687 per share or $68,700. Approximately $22,900 had been deferred and was charged against June 30, 2001 earnings.

     In November, 1999, the Company effected a reverse split of all outstanding common shares on a 1 for 2 (1:2) basis while retaining the stated par value of $.00001 and authorized shares; all fractional shares being rounded up to the nearest whole share with appropriate adjustments being made in the additional paid-in capital and stated capital accounts of the Company.

     On December 13, 1999, the Company resolved to compensate six professionals with common stock in lieu of cash. As of December 31, 1999, a liability was accrued for $318,000 as the amount of which the value would not exceed. Approximately half of the services were provided in 1999 and the balance was to be provided in 2000. On January 6, 2000, the Company filed a Form S-8 statement under the Securities Act of 1933 to register 955,000 shares of
common stock which were issued in satisfaction of this liability.   The
Company charged the final $79,500 to 2001 expenses.

     In March, 2000, the Company issued 198,450 shares of common stock to approximately 75 individuals for various services. The shares are restricted and have been valued at $.50 per share, or $99,225.

     In December 2000, the Company authorized the issuance of 150,000 shares of common stock to consultants for services valued at $22,500 or $.15 per share. The service expense is being allocated over a one year period.

     On February 28, 2001, the Board of Directors approved the issuance of 350,000 shares of common stock to individual employees and professionals in lots of 35,000 shares. These shares were valued at $.15 per share and are compensation for services to be amortized over one year.

     The Company has cancelled 260,250 shares which had been issued in prior years. These shares were issued for services which were never performed or were issued in excess of the value of the services actually provided.

Note 8 PROPERTY AND INTANGIBLES

     The major classes of assets as of the balance sheet date are as follows:


                                  Accumulated
Asset Class               Cost   Depreciation  Net Book   Method/Life
-----------------------------------------------------------------------

Furniture               $  1,530 $    (830)    $    700      MACRS/7
Electronic Equipment       8,366    (4,431)       3,935      MACRS/5
Tools                     98,033   (73,834)      24,199      MACRS/5
Leasehold Improvements     2,357       (90)       2,267      SL/39
Demonstrator Units       502,000   (41,833)     460,167      SL/12
Intangible property      247,140   (19,190)     227,950      Per unit prod
-------------------------------------------------------
Total                   $859,426 $(140,208)    $719,218
=======================================================


     Depreciation expense was $35,320, for the year ended June 30, 2001, and $10,482 for the six months ended June 30, 2000.


     In May of 1999, the Company acquired intellectual property from a related party (DRK, Inc., or "DRK"), which shares common ownership with the Company, representing 100% of the rights to an extended sleeper cab with slide-outs, unique in the trucking industry. The rights to the intellectual property were purchased for 1,000,000 pre-split shares of restricted common stock. The asset was valued at $0.15 per share for a total of $150,000. This cost is being amortized at $250 per unit over an estimated 600 units to be produced in the next eight to ten years. To date, four units have been produced.

     The Company has incurred costs in the amount of entered a covenant-not-to-compete agreement with an entity which cost $97,140. The agreement became effective in December 2000 and is being amortized over three years. Amortization expense for the year ended June 30, 2001 was $16,190.

Note 9  PLANT LEASE/NOTE PAYABLE

     In January, 1999, the Company relocated its production facility to Middleburg, Pennsylvania, to a plant that is shared by a subcontractor who participates in the production of Kingsley Coaches. The Company entered into an agreement for a period of three years with annual rent charges of $1 plus a prorated share of common expenses such as taxes and insurance. The Company is leasing additional office/operating space, in Middleburg, on a month-to-month basis for approximately $3,357 per month. Total rent paid for the twelve month and six month periods ended June 30, 2001 and 2000 were $59,540 and $23,701.

     In connection with the plant lease, the Company accepted a loan for $200,000 from the subcontractor and granted it exclusive recreational vehicle manufacturing rights for the agreement period (effective September 10, 1998 for three years). Repayment of the loan is based on a $5,000 per body charge to be billed as units are built for Kingsley. In 1999, an additional $75,000 was loaned to the Company. The loan balance has been reduced to $0 as of June 30, 2001 due to production activity.

Note 10 NOTES PAYABLE

     A relative of an officer of the Company has purchased several Kingsley Coaches. In 1998, he sold two back to the Company in exchange for a note.
The note, dated May 1, 1998, bears interest at 9% and has a monthly payment of $6,474. The original amount of the note was $502,000. The Company repaid approximately $36,558 during the year ended June 30, 2001 and $18,995 during the six months ended June 30, 2000. The balance due as of June 30, 2001, is $392,096. The two Kingsley Coaches are still owned by the Company as of June 30, 2001, are being used as a demonstrator models, and are available for sale.

     The Company has a note payable to a finance company related to the purchase of inventory. The terms require monthly payments of $2,164, for 60 months, through June 2005. The effective interest rate on this note is approximately 14.5%. The total due as of June 30, 2001, is $77,979. Scheduled maturities on these two notes are as follows:


          Year Ending June 30:              Amount
--------------------------------------------------------
                   2002                $  56,776
                   2003                   66,117
                   2004                   73,435
                   2005                   80,908
                   2006 and thereafter   192,839
                                        --------
                                       $ 470,075
                                        ========

Note 11 INVENTORY

     As of June 30, 2001, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsleys. As of June 30, 2001, cost of parts approximates market value and no adjustment has been recorded. Work-in-process inventory consists of several Kingsleys at various stages of production. Finished units inventory consists of two demonstrator Kingsleys which are now being depreciated on a straight line basis over twelve years. Depreciation for the fiscal year ended June 30, 2001 was $41,833. Total inventory as of June 30, 2001 is as follows:


               Parts inventory   $ 117,237
               Work-in-process     397,627
               Traded-in units      78,980
                                  --------
                                 $ 593,844
                                   =======

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

Note 14  PREPAID EXPENSES/MANAGEMENT SERVICES CONTRACT

     Prepaid expenses as of June 30, 2001, consist of the following:


Prepaid outside professional fees - Notes 7    $ 39,375
Management services retainer (see below)        242,827
Prepaid consulting fees - Note 7                 11,250
                                                -------
Total                                          $293,452
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

     The management agreement allows for half of the 2,000,000 (or 1,000,000) pre-split common shares to revert back to the treasury of the Company if performance goals are not met over the five year period beginning January 1, 2000. To allocate the cost of the management service over the contract period, the Company will amortize the expense on a straight line basis at approximately $5,251 per month. The Company amortized $63,017 and $30,246 during the twelve and six month periods ending June 30, 2001 and June 30, 2000, respectively.

Note 15   PURCHASE AGREEMENT

     On December 28, 1999, the Company signed a purchase agreement with a trucking company which essentially provided for a deposit of $300,000, ($6,000 for 50 units) the Company reserves order slots for production of Kinglsey Coaches over an original eighteen (18) month period. That period has been extended due to slower than anticipated scheduling. The agreement is renewable by mutual consent. The current deposit balance is $269,000.

Note 16   LINE OF CREDIT

     The Company entered into an Agreement for Wholesale Financing on November 1, 1999, with a financial services corporation. The original terms allowed the Company up to $500,000 of credit, to purchase inventory from approved vendors and "for other purposes." The Company is now allowed credit of up to $2,000,000. Advances are secured by the inventory and/or components financed. Further, an individual, who is also a shareholder of the Company, has signed a
personal guaranty to the Agreement.   Terms for credit are not set forth in
the Agreement but are determined with each advance and depend, in part, on availability of vendor discounts, payment terms or other incentives, prevailing economic conditions or other such factors which may vary from time to time. The balance due on the Agreement as of June 30, 2001 was $350,093 with interest rates of 12% to 13.5% and payable upon the sale of each unit.

Note 17   NOTE PAYABLE/RELATED PARTIES/SUBSEQUENT EVENTS

     The Company has recorded advances from related entities which were used to fund operations in prior years. These advances are summarized below. In July 2001, the Company retired these notes by issuing shares of common stock to the note holders:


Related                               Amount            Number of shares
Party                                 advanced          issued in July
------------------------------------------------------------------------

Shareholder advance, 6% interest, due
 July and August 2001.                $ 50,000             125,000

Shareholder advance assumed, non-
 interest, due on demand              $200,000             465,000

                                       ---------------------------
                                      $250,000             590,000
                                       ===========================


     In July 2001, as part of an SB-2 filing with the Securities and Exchange Commission, the Company issued an additional 2,078,000 shares of common stock to consultants and professionals for services to be rendered. Options to purchase 2,000,000 shares of common stock were also issued to consultants. These options allow the grantee the ability to purchase the shares at the greater of $.15 or 50% of the average closing bid for the common stock for the five days preceding exercise through August 30, 2001.








                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


The Kingsley Coach, Inc.



By: /s/ Ralph Dickenson
----------------------------------------
Ralph Dickenson, Chief Executive Officer



     In accordance with the Exchange Act, this Report has been signed below on September 27, 2001 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Ralph Dickenson
---------------------------
Ralph Dickenson, Director
 Chief Executive Officer,
 Chief Accounting Officer


/s/ Catherine Rimes
---------------------------
Catherine Rimes, Director

/s/ George O.R. Carlson
------------------------------
George O.R. Carlson,  Director

_____________________________
Verdo Lancaster, Director

_____________________________
James Whitehead, Director