Form 10QSB
period 2001-09-30
KINGSLEY COACH INC
filed 2001-11-19
CIK 1026488

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-21733

                           THE KINGSLEY COACH, INC.
                ---------------------------------------------
                (Name of Small Business Issuer in its Charter)

              Delaware                          23-3003600
  -------------------------------------------------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
  incorporation or organization)

                    64 Old Route 522, Middleburg, PA 17842
                    --------------------------------------
                   (Address of Principal Executive Offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                             November 16, 2001
                      Common Voting Stock: 16,314,321

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [X]

                       The Kingsley Coach, Inc.
                            Balance Sheet
                          September 30, 2001
                             (Unaudited)
     ASSETS

     Current Assets:
      Accounts Receivable                   $  280,655
      Inventory                                749,389
                                             ---------
     Total Current Assets                    1,030,044

     Property & Equipment, net                 699,361

     Other Assets:
      Prepaid Expenses                         377,566
      Deposits                                   3,650
                                             ---------
         Total Other Assets                    381,216
                                             ---------
     Total Assets                           $2,110,621
                                             =========

     LIABILITIES & STOCKHOLDERS' DEFICIT

     Current Liabilities:
      Bank overdraft balance                $   47,362
      Accounts Payable                         220,216
      Accrued Liabilities                      240,548
      Payable to Related Parties               256,901
      Customer Deposits                        639,750
      Line of Credit                           350,093
      Current portion of Long Term Debt         58,700
                                             ---------
     Total Current Liabilities               1,813,570
                                             ---------
     Long Term Liabilities:
     Note Payable -- Demonstrators             392,096
     Note Payable -- Other                      77,979
     Less current portion of Long Term Debt    (58,700)
                                             ---------
     Total Long-term Liabilities               411,375
                                             ---------
     Total Liabilities                       2,224,945

     Stockholders' Deficit:
      Preferred Stock, $.00001 par value;
       authorized 5,000,000 shares,  issued
       and outstanding -0- shares                    -
      Common Stock, $.00001 par value;
       authorized 30,000,000 shares, issued
       and outstanding 9,793,727 shares             98
      Additional Paid-In Capital             1,821,058
      Accumulated Deficit                   (1,935,480)
                                             ---------
     Total Stockholders' Deficit              (114,324)
                                             ---------
     Total Liabilities & Stockholders'
      Deficit                               $2,110,621
                                             =========


See accompanying notes to financial statements




                        The Kingsley Coach, Inc.

                        Statements of Operations

                      For the Three Month Periods
                   ending September 30, 2001 and 2000
                               (Unaudited)

                                                 Three Month Ending
                                    ------------------------------------------
                                    September 30, 2001      September 30, 2000

 Revenue                                 $ 671,107              $ 1,395,550
 Cost of Sales                            (502,172)                (953,511)
                                          --------                ---------
 Gross Margin                              168,935                  442,039

 General & Administrative Expense          394,260                  399,665
                                          --------                ---------
 Net Income/(Loss) from Operations        (225,325)                  42,374

 Other Income/(Expense):
  Interest Income                                -                        -
  Other                                        167                        -
  Interest Expense                         (30,805)                 (28,162)
                                          --------                ---------
 Net other income                          (30,638)                 (28,162)

 Net Income/(Loss) Before Tax             (255,963)                  14,212

 Provision for Income Taxes                      -                        -
                                          --------                 --------
 Net Income/(Loss)                       $(255,963)             $    14,212
                                           =======                   ======

 Earnings/(Loss) per share               $   (0.03)             $      0.00
                                           =======                   ======
  Weighted Average Shares                9,793,727                8,403,977
                                         =========                =========




See accompanying notes to financial statements



                           The Kingsley Coach, Inc.

                           Statements of Cash Flows

                      For the Three Month Month Periods
                      ending September 30, 2001 and 2000
                                  (Unaudited)

                                                  Three Month Ending
                                       ---------------------------------------
                                       September 30, 2001   September 30, 2000

Cash Flows from Operating Activities:
  Net Income/(Loss)                        $(255,963)             $ 14,212
  Adjustments to reconcile net income/
   (loss) to net cash provided by/
   (used in) operating activities:

  Depreciation and amortization               19,857                15,684
  Stock issued for services performed        232,500                     -
  (Increase)/decrease in receivables        (105,819)             (140,020)
  (Increase)/decrease in inventory          (155,546)              (88,164)
  (Increase)/decrease in prepaid expense      28,386                97,573
  Increase/(decrease) in payables             62,192                35,253
  Increase/(decrease) in accrued
   liabilities                               155,015                15,650
  Increase/(decrease) in deposits             42,477              (150,000)
                                            --------               -------
Net Cash from Operating Activities            23,099              (199,812)

Net Cash From Investing Activities:                -                     -

Net Cash From Financing Activities:
  Advances and Borrowing                           -               147,489
  Principal increase (reduction)             (23,099)                2,095
                                             -------               -------
Net Cash from Financing Activities           (23,099)              149,584

Net Increase/(Decrease) in Cash                    -               (50,228)

Beginning Cash Balance                             -               105,540

Ending Cash Balance                        $       -              $ 55,312
                                             =======               =======


Supplemental Disclosures:

Interest Paid                                      -                28,500
Taxes Paid                                         -                     -
Issued common stock for
 prepaid services                            112,500                86,500



See accompanying notes to financial statements



                         THE KINGSLEY COACH, INC.
                      NOTES TO FINANCIAL STATEMENTS
          For the Three Month Period Ended September 30, 2001
                               (Unaudited)

1.   BASIS OF PRESENTATION

The interim financial statements for the three months ended September 30, 2001 reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the period. These interim financial statements conform with the requirements for interim financial statements and, consequently, do not include all the disclosures normally required by generally accepted accounting principles.

2.   INVENTORY

As of September 30, 2001, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsley Coaches. As of September 30, 2001, cost approximates market value, and no adjustment has been recorded. Total inventory as of September 30, 2001 is as follows:

     Parts inventory         $   175,654
     Work-in-process             144,672
     Finished Units               78,980
     Finished Body Parts         350,083
                              ----------
     Total Inventory         $   749,389
                              ==========

3.   PREPAID EXPENSES

Prepaid expenses as of September 30, 2001, consist of the following:

       Prepaid outside professional fees     $  39,375
       Management services retainer            214,441
       Prepaid consulting services             123,750
                                               -------
            Total Prepaid Expenses           $ 377,566
                                               =======

4.   RELATED PARTIES

In order to pay for the original development and formation of the Company, and to fund ongoing operating expenses during the three months ended September 30, 2001 and in prior years, parties related to the Company have, from time to time, advanced monies to the Company. These advances are summarized in the following manner:

                                      Amount advanced
                                      ---------------
Shareholder note, 6% interest,
 due on demand                        $  (13,099)
Shareholder note, non-interest,
 due on demand                           200,000
Shareholder advance, non-interest,
 due on demand                            50,000
Shareholder note, 10% interest,
 due December 15, 2002                    20,000

                                        --------
                                      $  256,901
                                        ========


5.   SUBSEQUENT EVENT

On October 26, 2001, the Company acquired the intellectual property relating to two inventions: one invention incorporates into a recreational vehicle a storage compartment that forms a garage having a ramp that is easy to lower and raise; the other invention is a system through which gray water from the showers, sinks and washer in a recreational vehicle can be used for the toilet function. In consideration of the two inventions, Kingsley Coach issued to Matco, Incorporated five million (5,000,000) shares of its common stock.



Item 2.  Management Discussion and Analysis

Forward-looking Statements

     This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * The Company does not at this time have sufficient capital to fund significant growth. Unless additional capital is obtained, the Company will be unable to produce vehicles in sufficient quantities to meet demand.
     * The Company has only recently commenced production of a standardized vehicle. Without experience in marketing and producing a standardized vehicle, Management can only speculate as to the costs and difficulties it may encounter.
     *  The Company has only one product line, which is a luxury motorhome.
        If there were an adverse change in the U.S. economy, the demand for luxury products could fall.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

     Results of Operations

     Orders for motorhomes are more likely to be placed in the Spring than in any other season. Our competitors, therefore, customarily record the greater portion of their sales in the first half of the calendar year. Until this year, however, because our products were custom-designed, Kingsley Coach sales in the first six calendar months usually lagged sales in the latter six calendar months, when we are able to deliver the coaches ordered in the Spring. This year, however, as our sales became focused on our standardized Camelot models, we reported record sales for the period from April through June. On the other hand, sales during the three Summer months ending September 30, 2001 were nearly 52% lower than the comparable period of a year ago. This is primarily attributable to our transition to the seasonality that is common in our industry.

     Our passage from wholly-custom sales to primarily-standardized sales will permit us to market the Kingsley Coach efficiently, once we have the funds available to commence a national marketing strategy. Meanwhile, however, the change will have the effect of reducing the gross margin we realize on our sales. The reduction will occur on sales we make through distributors because the distributor's margin will reduce our margin. The reduction will also occur on our direct sales, since we could impose a larger markup on a custom vehicle than we do on a standard model. For the first quarter of fiscal 2002, therefore, we posted a gross margin of 25% of revenues, as compared to 32% for the three months ended September 30, 2000. As future revenues will arise primarily from sales of our standard models, such as the Merlin and the SURV, we expect our profit margins to stabilize at approximately 27%, although per unit marketing expense associated with the standard models should be lower than would be associated with custom models. However, the efficiencies involved in marketing standard models should result in a better bottom line than we could accomplish with custom sales.

     The efficiencies of our new marketing program were evident in our results for the first quarter of fiscal 2002. Excluding expenses incurred as a result of certain stock issuances in July, our general & administrative expense equaled only 24% of the quarter's revenue, compared to 28% in the first quarter of fiscal 2001, despite the 52% quarter-to-quarter reduction in revenue. This efficiency was erased on our Statement of Operations, however, because in July we issued 1,150,000 shares of common stock in exchange for consulting services related to our efforts to gain access to capital markets. The effect of this issuance was to add $232,500 to our general & administrative expense. But for this extraordinary event, we would have reported a modest net income from operations for the quarter, even at a revenue level far lower than our quarterly average.

     Liquidity and Capital Resources

     Kingsley Coach has only one contracted source of financing. That is the Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. That Agreement contemplates loans to an aggregate of $500,000 for the purpose of purchasing inventory and components from vendors approved by the lender. The loans are secured by the inventory purchased. Terms of the credit must be negotiated with each advance. At September 30, 2001, we owed $350,093 under that agreement, on loans bearing interest at 12% to 13.5%.

     Deutsche Financing Services has also recently approved Kingsley Coach for a short term account receivable ("STAR") credit facility. Under the STAR program, Deutsche Financing will advance to us the cost of the chassis and body for a vehicle purchased by a qualified buyer, and take the receivable from the buyer as collateral for the loan. To date we have not used the STAR facility.

     At September 30, 2001 Kingsley Coach had a working capital deficit of $(783,526), a slight weakening from our deficit of $776,381 at the end of June, 2001. The relative stability occurred, despite the loss realized in the quarter, because the issuance of stock in July (a non-cash event) was the chief cause of the loss. Our actual operations produced $23,099 in positive cash. While this is not a stirring result, it does indicate that we are capable of sustaining operations even at a relatively low level of revenue.

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

                         THE KINGSLEY COACH, INC.


Date: November 16, 2001  By:  /s/ Ralph Dickenson
                              -----------------------------------
                              Ralph Dickenson, Chief Executive
                              Officer & Chief Financial Officer