Form 10QSB
period 2001-12-31
KINGSLEY COACH INC
filed 2002-02-19
CIK 1026488

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                          Commission File No. 0-21733

                            THE KINGSLEY COACH, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

         Delaware                                   23-3003600
  --------------------------------------------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
  incorporation or organization)

                   64 Old Route 522, Middleburg, PA 17842
                  ----------------------------------------
                  (Address of Principal Executive Offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                           February 15, 2002
                           Common Voting Stock: 16,464,071

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         The Kingsley Coach, Inc.
                                Balance Sheet
                              December 31, 2001
                                 (Unaudited)

     ASSETS

Current Assets:
     Cash                                    $   111,129
     Accounts Receivable                         161,909
     Accounts Receivable - related parties           919
     Inventory                                   651,969
                                              ----------
     Total Current Assets                        925,926
                                              ----------

Property & Equipment, net                      1,077,692

Other Assets:
     Prepaid Expenses                            311,680
     Deposits                                      3,650
                                              ----------
     Total Other Assets                          315,330
                                              ----------
     Total Assets                            $ 2,318,948
                                              ==========
     LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts Payable                        $   121,958
     Accrued Liabilities                         179,854
     Customer Deposits                           951,960
     Line of Credit                              339,926
     Current portion of Long Term Debt            59,000
                                              ----------
     Total Current Liabilities                 1,652,698
                                              ----------
     Long Term Liabilities:
     Note Payable - Demonstrators                360,788
     Note Payable - Other                        112,379
     Less current portion of Long Term Debt      (59,000)
                                              ----------
     Total Long-term Liabilities                 414,167
                                              ----------
     Total Liabilities                         2,066,865
                                              ----------
     Stockholders' Deficit:
     Preferred Stock, $.00001 par value;
      authorized 5,000,000 shares,  issued
      and outstanding -0- shares                       -
     Common Stock, $.00001 par value;
      authorized 30,000,000 shares, issued
      and outstanding 16,464,071 shares              165
     Additional Paid-In Capital                2,762,094
     Accumulated Deficit                      (2,510,176)
                                               ---------
     Total Stockholders' Deficit                 252,083
                                               ---------
     Total Liabilities & Stockholders'
      Deficit                                $ 2,318,948
                                              ==========


See accompanying notes to financial statements



                        The Kingsley Coach, Inc.
                        Statements of Operations
                       For the Six Month Periods
                   ending December 31, 2001 and 2000
                              (Unaudited)

                                               Six Months Ending
                                    ---------------------------------------
                                    December 31, 2001     December 31, 2000
                                    -----------------     -----------------

  Revenue                              $ 1,203,692          $ 2,687,731
  Cost of Sales                         (1,169,486)          (1,989,053)
                                         ---------            ---------
  Gross Margin                              34,206              698,678

  General & Administrative Expense         819,671              620,144
                                         ---------            ---------
  Net Income/(Loss) from Operations       (785,465)              78,534

  Other Income/(Expense):
   Interest Income                               -                    -
   Other                                       143                7,582
   Interest Expense                        (45,338)             (69,111)
                                         ---------            ---------
  Net other income                         (45,195)             (61,529)

  Net Income/(Loss) Before Tax            (830,660)              17,005

  Provision for Income Taxes                     -                    -
                                         ---------            ---------
  Net Income/(Loss)                    $  (830,660)          $   17,005
                                         =========            =========

  Earnings/(Loss) per share            $     (0.06)          $     0.00
                                         =========            =========

  Weighted Average Shares               12,996,007            8,578,977
                                        ==========            =========


See accompanying notes to financial statements


                          The Kingsley Coach, Inc.
                          Statements of Operations
                         For the Three Month Periods
                     ending December 31, 2001 and 2000
                                (Unaudited)

                                              Three Months Ending
                                  -------------------------------------------
                                  December 31, 2001         December 31, 2000
                                  -----------------         -----------------
  Revenue                          $    532,585              $ 1,292,181
  Cost of Sales                        (667,314)              (1,035,542)
                                     ----------                ---------
  Gross Margin                         (134,729)                 256,639

  General & Administrative Expense      425,411                  220,470
                                     ----------                ---------
  Net Income/(Loss) from Operations    (560,140)                  36,160

  Other Income/(Expense):
   Interest Income                           -                         -
   Other                                   (24)                    7,582
   Interest Expense                    (14,533)                  (40,949)
                                     ---------                 ---------
  Net other income                     (14,557)                  (33,367)

  Net Income/(Loss) Before Tax        (574,697)                    2,793

  Provision for Income Taxes                 -                         -
                                     ---------                 ---------
  Net Income/(Loss)                $  (574,697)              $     2,793
                                     =========                 =========

  Earnings/(Loss) per share        $     (0.04)              $      0.00
                                     =========                 =========

  Weighted Average Shares           14,997,223                 8,578,977
                                    ==========                 =========



See accompanying notes to financial statements

                        The Kingsley Coach, Inc.
                            Statements of Cash Flows
                            For the Six Month Periods
                        ending December 31, 2001 and 2000
                                  (Unaudited)


                                             Six Months Ending
                                  --------------------------------------
                                  December 31, 2001    December 31, 2000
                                  -----------------    -----------------

Cash Flows from Operating
 Activities:
 Net Income/(Loss)                    $ (830,660)         $   17,005
 Adjustments to reconcile net
  income/(loss) to net cash provided
  by/(used in) operating activities:

  Depreciation and amortization           41,526              34,561
  Stock issued for services performed    636,103                   -
  (Increase)/decrease in receivables      12,927             (63,296)
  (Increase)/decrease in inventory       (58,125)             64,573
  (Increase)/decrease in prepaid exp     (18,228)            151,825
  Increase/(decrease) in payables        (36,067)             (4,872)
  Increase/(decrease) in accrued
   liabilities                            46,041              13,271
  Increase/(decrease) in deposits        354,687            (251,575)
                                       ---------           ---------
 Net Cash from Operating Activities      148,204             (38,505)
                                       ---------           ---------

 Net Cash From Investing Activities:
  Acquisition of Property                      -            (121,583)
                                       ---------           ---------
 Net Cash From Investing Activities            -            (121,583)
                                       ---------           ---------

 Net Cash From Financing Activities:
  Advances and Borrowing                  82,379             164,929
  Principal increase (reduction)        (119,454)           (108,686)
                                       ---------           ---------
 Net Cash from Financing Activities      (37,075)             56,243
                                       ---------           ---------

 Net Increase/(Decrease) in Cash         111,129            (103,848)

 Beginning Cash Balance                        -             105,540
                                       ---------           ---------
 Ending Cash Balance                  $  111,129          $    1,692
                                       =========           =========

 Supplemental Disclosures:

  Interest Paid                       $   45,338          $   68,000

  Taxes Paid                          $        -          $        -

  Issued common stock for
   prepaid services                   $  250,000          $        -

  Issued common stock for property    $  400,000          $        -



See accompanying notes to financial statements


                         THE KINGSLEY COACH, INC.
                      NOTES TO FINANCIAL STATEMENTS
            For the Six Month Period Ended December 31, 2001
                               (Unaudited)

1.   PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission.   The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

2.   ISSUANCE OF STOCK

The Company converted debt of $250,000, due to related parties, to common stock at a rate of approximately $0.42 per share. The number of shares issued was 590,000.

In July of 2001, the Company issued 1,150,000 shares of common stock to various consultants for services rendered or to be rendered over the next year. The shares were valued at $0.30 per share for a total of $345,000.

The Company issued an additional 930,344 shares to consultants and professionals for services performed and to be performed. These share were valued at $0.30 per share for a total of $279,103, which approximates the market at the time of issuance.

On October 26, 2001 the Company acquired intellectual property from a related party through the issuance of 5,000,000 shares of common stock. The transaction was valued at $0.08 per share for a total of $400,000.

On November 2, 2001, the Company issued 150,000 shares of common stock to an individual for services. These shares were valued at $0.08 per share, or $12,000 which approximates the market.

3.   INVENTORY

As of December 31, 2001, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsley Coaches. As of December 31, 2001, cost approximates market value, and no adjustment has been recorded. Total inventory as of December 31, 2001 is as follows:

                 Parts inventory             $  117,737
                 Work-in-process                115,836
                 Finished Units                  78,480
                 Finished Body Parts            339,916
                                               --------
                 Total Inventory             $  651,969
                                               ========

4.   PREPAID EXPENSES

Prepaid expenses as of December 31, 2001, consist of the following:

     Prepaid outside professional fees       $   39,375
     Management services retainer               186,055
     Prepaid consulting services                 86,250
                                               --------
     Total Prepaid Expenses                  $  311,680
                                               ========



                       THE KINGSLEY COACH, INC.
                   NOTES TO FINANCIAL  STATEMENTS
           For the Six Month Period Ended December 31, 2001
                             (Unaudited)


5.   RELATED PARTIES

In order to pay for the original development and formation of the Company, and to fund ongoing operating expenses during the six months ended December 31, 2001 and in prior years, parties related to the Company have, from time to time, advanced monies to the Company. These advances are summarized in the following manner:

                                                           Amount advanced
                                                      ----------------------
Shareholder note, 6% interest, due on demand                   $ (20,919)
Shareholder note, 10% interest, due December 15, 2002             20,000
                                                                 -------
                                                               $    (919)
                                                                 =======


6. ACQUISITION OF INTELLECTUAL PROPERTY

On October 26, 2001, the Company acquired the intellectual property relating to two inventions: one invention incorporates into a recreational vehicle a storage compartment that forms a garage having a ramp that is easy to lower and raise; the other invention is a system through which gray water from the showers, sinks and washer in a recreational vehicle can be used for the toilet function. In consideration of the two inventions, Kingsley Coach issued to Matco, Incorporated five million (5,000,000) shares of its common stock with a market value of $400,000.



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

     Results of Operations

     Orders for motorhomes are more likely to be placed in the Spring than in any other season. Our competitors, therefore, customarily record the greater portion of their sales in the first half of the calendar year. Until this year, however, because our products were custom-designed, Kingsley Coach sales in the first six calendar months usually lagged sales in the latter six calendar months, when we are able to deliver the coaches ordered in the Spring. This year, however, as our sales became focused on our standardized Camelot models, we reported record sales for the period from April through June. On the other hand, sales during the three Summer months ending September 30, 2001 were nearly 52% lower than the comparable period of a year ago. This was primarily attributable to our transition to the seasonality that is common in our industry.

     During the three months ended December 31, 2001, however, sales were nearly 59% lower than in the three months ended December 31, 2000. The reduction in the recent quarter was the result of difficulties we experienced in obtaining the RV bodies that we use to manufacture our vehicles. Despite a sizeable backlog of orders, we were able to ship only two finished vehicles during the recent quarter, as we received only three RV bodies. To avoid a recurrence of this situation, we have implemented a new production program, under which the portions of the RV body that are produced by outside vendors has been reduced by approximately 50%. This will give us substantially greater control over our production schedule, which should enable us to service our backlog at an acceptable rate of production. As a result of the slowdown in production in the second quarter, we now have a backlog of 17 units, representing nearly $3.4 million in potential revenue.

     Our passage from wholly-custom sales to primarily-standardized sales will permit us to market the Kingsley Coach efficiently, once we have the funds available to commence a national marketing strategy. Meanwhile, however, the change will have the effect of reducing the gross margin we realize on our sales. The reduction will occur on sales we make through distributors because the distributor's margin will reduce our margin. The reduction will also occur on our direct sales, since we could impose a larger markup on a custom vehicle than we do on a standard model. For the first quarter of fiscal 2002, therefore, we posted a gross margin of 25% of revenues, as compared to 32% for the three months ended September 30, 2000. In the second quarter of fiscal 2002, we recorded negative gross margin, as our low sales volume was inadequate to offset fixed manufacturing costs. As future revenues will arise primarily from sales of our standard models, such as the Merlin and the SURV, we expect our profit margins to stabilize at approximately 27%, although per unit marketing expense associated with the standard models should be lower than would be associated with custom models. However, the efficiencies involved in marketing standard models should result in a better bottom line than we could accomplish with custom sales.

     The efficiencies of our new marketing program were evident in our results for the first half of fiscal 2002. Excluding expenses incurred as a result of certain stock issuances in July, our general & administrative expense equaled only 21% of revenue for the half, compared to 23% in the first half of fiscal 2001, despite the 55% half-to-half reduction in revenue. This efficiency was erased on our Statement of Operations, however, because in July we issued 1,150,000 shares of common stock in exchange for consulting services related to our efforts to gain access to capital markets. The effect of this issuance was to add $561,103 to our general & administrative expense for the six months ended December 31, 2001.

     Liquidity and Capital Resources

     Kingsley Coach has only one contracted source of financing. That is the Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. That Agreement contemplates loans to an aggregate of $500,000 for the purpose of purchasing inventory and components from vendors approved by the lender. The loans are secured by the inventory purchased. Terms of the credit must be negotiated with each advance. At December 31, 2001, we owed $339,926 under that agreement, on loans bearing interest at 12% to 13.5%.

     Deutsche Financing Services has also recently approved Kingsley Coach for a short term account receivable ("STAR") credit facility. Under the STAR program, Deutsche Financing will advance to us the cost of the chassis and body for a vehicle purchased by a qualified buyer, and take the receivable from the buyer as collateral for the loan. To date we have not used the STAR facility.

     At December 31, 2001 Kingsley Coach had a working capital deficit of $(726,772), a slight improvement from our deficit of $776,381 at the end of June, 2001. The relative stability occurred, despite the loss realized in the quarter, because (1) the issuance of stock in July (a non-cash event) was a primary cause of the loss, and (2) the growth in our backlog resulted in an increase of $354,687 in customer deposits. Our actual operations produced $148,204 in positive cash. While this is not a stirring result, it does indicate that we are capable of sustaining operations even at a relatively low level of revenue.

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

Item 6.  Exhibits and reports on Form 8-K.

     Reports on Form 8-K: Report dated October 26, 2001 regarding purchase of intellectual property from Matco, Inc..

     Exhibits: none.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE KINGSLEY COACH, INC.


Date: February 15, 2002       By:  /s/ Ralph Dickenson
                              ------------------------------------------
                              Ralph Dickenson, Chief Executive Officer &
                              Chief Financial Officer