Form 10QSB
period 2002-03-31
KINGSLEY COACH INC
filed 2002-05-14
CIK 1026488

U. S. Securities and Exchange Commission
			   Washington, D. C. 20549

				 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

			  Commission File No. 0-21733

			    THE KINGSLEY COACH, INC.
		 --------------------------------------------
		(Name of Small Business Issuer in its Charter)

	Delaware                                   23-3003600
 --------------------------------           -----------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
		     May 14, 2002
		     Common Voting Stock: 16,464,071

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No  [X]


			  The Kingsley Coach, Inc.
			       Balance Sheet
			      March 31, 2002
				(Unaudited)

ASSETS

Current Assets:
 Accounts Receivable                        $   255,069
 Accounts Receivable - related parties           11,859
 Inventory                                      412,244
					      ---------
 Total Current Assets                           679,172

Property & Equipment, net                     1,047,291

Other Assets:
 Prepaid Expenses                               245,794
 Deposits                                         3,650
					      ---------
 Total Other Assets                             249,444
					      ---------
Total Assets                                $ 1,975,906
					      =========
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
 Bank Overdraft Balance                          22,243
 Accounts Payable                               223,436
 Accrued Liabilities                            116,772
 Customer Deposits                              993,923
 Line of Credit                                 216,036
 Current portion of Long Term Debt               56,775
					      ---------
 Total Current Liabilities                    1,629,185
					      ---------
Long Term Liabilities:
 Note Payable - Demonstrators                   334,641
 Note Payable - Other                           112,379
 Less current portion of Long Term Debt         (56,776)
					      ---------
 Total Long-term Liabilities                    390,244
					      ---------
Total Liabilities                             2,019,427
					      ---------
Stockholders' Deficit:
 Preferred Stock, $.00001 par value;
  authorized 5,000,000 shares, issued
  and outstanding -0- shares                          -
 Common Stock, $.00001 par value; authorized
  30,000,000 shares, issued and outstanding
  16,464,071 shares                                 165
 Additional Paid-In Capital                   2,762,094
 Accumulated Deficit                         (2,805,782)
					      ---------
Total Stockholders' Deficit                     (43,523)
					      ---------
Total Liabilities & Stockholders' Deficit   $ 1,975,906
					      =========


See accompanying notes to financial statements



			The Kingsley Coach, Inc.
			Statements of Operations
		       For the Nine Month Periods
		     ending March 31, 2002 and 2001
			       (Unaudited)


					   Nine Months Ending
				    -------------------------------
				    March 31, 2002   March 31, 2001
				    --------------   --------------
Revenue                               $ 1,918,664     $ 3,710,919
Cost of Sales                          (1,946,129)     (2,755,169)
					---------       ---------
Gross Margin                              (27,465)        955,750

General & Administrative Expense        1,041,681         823,039

Net Income/(Loss) from Operations      (1,069,146)        132,711

Other Income/(Expense):
 Other                                     (2,364)          9,337
 Interest Expense, net                    (54,756)        (40,913)
					---------       ---------
Net other income                          (57,119)        (31,576)

Net Income/(Loss) Before Tax           (1,126,266)        101,135
Provision for Income Taxes                      -               -
					---------       ---------
Net Income/(Loss)                     $(1,126,266)    $   101,135
					=========       =========

Earnings/(Loss) per share             $    ( 0.08)    $      0.01
					=========       =========

Weighted Average Shares                14,135,152       8,753,997
				       ==========       =========



See accompanying notes to financial statements


			 The Kingsley Coach, Inc.
			 Statements of Operations
		       For the Three Month Periods
		      ending March 31, 2002 and 2001
			       (Unaudited)


					  Three Months Ending
				    --------------------------------
				    March 31, 2002    March 31, 2001
				    --------------    --------------
Revenue                               $   714,972     $  1,023,188
Cost of Sales                            (776,643)        (766,116)
					 --------        ---------
Gross Margin                              (61,671)         257,072

General & Administrative Expense          222,010          169,781
					 --------        ---------
Net Income/(Loss) from Operations        (283,681)          87,291

Other Income/(Expense):
 Other                                     (2,507)           2,271
 Interest Expense, net                     (9,418)          (5,433)
					 --------        ---------
Net other income                          (11,925)          (3,162)

Net Income/(Loss) Before Tax             (295,606)          84,129
Provision for Income Taxes                      -                -
					 --------        ---------
Net Income/(Loss)                     $  (295,606)    $     84,129
					 ========        =========

Earnings/(Loss) per share             $     (0.02)    $       0.01
					 ========        =========

Weighted Average Shares                16,464,071        8,637,310
				       ==========        ==========



See accompanying notes to financial statements



			 The Kingsley Coach, Inc.
			 Statements of Cash Flows
			For the Nine Month Periods
		      ending March 31, 2002 and 2001
			       (Unaudited)


					    Nine Month Period Ending
				       ---------------------------------
				       March 31, 2002     March 31, 2001

Cash Flows from Operating Activities:

 Net Income/(Loss)                       $(1,126,266)      $    101,135
 Adjustments to reconcile net
  income/(loss) to net cash provided
  by/(used in) operating activities:
   Depreciation and amortization              71,927             53,439
   Stock issued for services performed       636,103                  -
   (Increase)/decrease in receivables        (80,233)          (235,953)
   (Increase)/decrease in inventory          181,600             34,525
   (Increase)/decrease in prepaid exp         47,658            198,077
   Increase/(decrease) in payables           (14,829)            70,564
   Increase/(decrease) in accrued
    liabilities                               86,361             52,629
   Increase/(decrease) in deposits           396,650             19,847
					   ---------          ---------
 Net Cash from Operating Activities          198,971            294,263
					   ---------          ---------
 Net Cash From Investing Activities:
  Acquisition of Property                          -           (132,042)
					   ---------          ---------
 Net Cash From Investing Activities                -           (132,042)
					   ---------          ---------
 Net Cash From Financing Activities:
  Advances and Borrowing                      82,379             36,839
  Principal increase (reduction)            (281,350)          (265,084)
					   ---------          ---------
 Net Cash from Financing Activities         (198,971)          (228,245)
					   ---------          ---------
 Net Increase/(Decrease) in Cash                   -            (66,024)

 Beginning Cash Balance                            -            105,540
					   ---------          ---------
 Ending Cash Balance                               -             39,516
					   =========          =========

Supplemental Disclosures:
 Interest Paid                                54,755             41,922
 Taxes Paid                                        -                  -
 Issued common stock for prepaid services    250,000                  -
 Issued common stock for property            400,000                  -



See accompanying notes to financial statements


			     THE KINGSLEY COACH, INC.
			  NOTES TO FINANCIAL STATEMENTS
		For the Nine Month Period Ended March 31, 2002
				   (Unaudited)

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

2. ISSUANCE OF STOCK

   In July 2001, the Company converted debt of $250,000, due to related parties, to common stock at a rate of approximately $0.42 per share, which was the market price on the date of conversion. The number of shares issued was 590,000.

   In July 2001, the Company issued 2,080,344 shares of common stock to various consultants and professionals for services rendered or to be rendered over the next year. The shares were valued at $0.30 per share, which was the market price on the date of issuance, for a total expense incurred of $624,103.

   On October 26, 2001, the Company acquired intellectual property from a related party in exchange for 5,000,000 shares of the Company's common stock. The value of the intellectual property was recorded at $400,000, equaling the market price of the shares issued as of the date of the transaction.

   On November 2, 2001, the Company issued 150,000 shares of common stock to an individual for services. These shares were valued at $0.08 per share, which was the market price on the date of issuance, for a total expense incurred of $12,000.

3. INVENTORY

   As of March 31, 2002, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to the job. However, other items are purchased in bulk and can be used on all Kingsley Coaches. As of March 31, 2002, cost approximates market value, and no adjustment has been recorded. Total inventory as of March 31, 2002 is as follows:

			Parts inventory          $  117,228
			Finished Units               78,980
			Finished Body Parts         216,036
						   --------
			Total Inventory           $ 412,244
						  =========

4. PREPAID EXPENSES

   Prepaid expenses as of March 31, 2002 consist of the following:

   Prepaid outside professional fees       $   39,375
   Management services retainer               157,669
   Prepaid consulting services                 48,750
					     --------
   Total Prepaid Expenses                  $  245,794
					     ========


5. RELATED PARTIES

   In order to pay for the original development and formation of the Company, and to fund ongoing operating expenses during the nine months ended March 31, 2002 and in prior years, parties related to the Company have, from time to time, advanced monies to the Company. These advances are summarized in the following manner:
						       Amount advanced
						   ----------------------
Shareholder note, 6% interest, due on demand            $  ( 8,141)
Shareholder note, 10% interest, due December 15, 2002       20,000
							  --------
							$   11,859
							  ========

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



Item 2.  Management Discussion and Analysis

Forward-looking Statements

     This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

   * The Company does not at this time have sufficient capital to fund significant growth. Unless additional capital is obtained, the Company will be unable to produce vehicles in sufficient quantities to meet demand.
   * The Company has had recurrent difficulties in obtaining subassemblies for its vehicles. Unless these difficulties are removed, the Company will not be able to produce vehicles at a rate sufficient to generate profits.
   * The Company has only one product line, which is a luxury motorhome. If there were an adverse change in the U.S. economy, the demand for luxury products could fall.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

Results of Operations

     Orders for motorhomes are more likely to be placed in the Spring than in any other season. Our competitors, therefore, customarily record the greater portion of their sales in the first half of the calendar year. Until 2001, however, because our products were custom-designed, Kingsley Coach sales in the first six calendar months usually lagged sales in the latter six calendar months, when we are able to deliver the coaches ordered in the Spring. In calendar 2001, however, as our sales became focused on our standardized
Camelot models, we reported record sales for the period from April through June. On the other hand, sales during the three Summer months ending September 30, 2001 were nearly 52% lower than the comparable period of a year ago. This was primarily attributable to our transition to the seasonality that is common in our industry.

     During the six months ended March 31, 2002, however, sales were 46% lower than in the six months ended March 31, 2001. Likewise in the three months ended March 31, 2002 sales were 30% lower than in the three months ended March 31, 2001. The low level of sales in the past two quarters was primarily the result of difficulties we experienced in obtaining the RV bodies that we use to manufacture our vehicles. Despite a sizeable backlog of orders, we were able to ship only seven finished vehicles during the recent six month period, as we did not receive an adequate supply of RV bodies. As a result of the slowdown in production in the second and third quarters of this fiscal year, we now have a backlog of 18 units, representing nearly $3.8 million in potential revenue.

     To avoid a recurrence of the recent inventory problem, we are implementing a new production program. With the cooperation and assistance of the company that fabricates our RV bodies, we have expanded our in-house fabrication capabilities, so that the portion of the RV body that is produced by our outside fabricator has been reduced by approximately 50%. In addition, we have recently leased a new 26,000 square foot production facility in Ramsey, Minnesota to complement our existing facility in Middleburg, Pennsylvania. Beginning this summer, we will utilize the Ramsey facility to fabricate RV bodies for our vehicles, thus supplementing the supply we obtain from our outside fabricator. These improvements will give us substantially greater control over our production schedule, which should enable us to service our backlog at an acceptable rate of production.

     Our passage from wholly-custom sales to primarily-standardized sales will permit us to market the Kingsley Coach efficiently, once we have the funds available to commence a national marketing strategy. Meanwhile, however, the change will have the effect of reducing the gross margin we realize on our sales. The reduction will occur on sales we make through distributors because the distributor's margin will reduce our margin. The reduction will also occur on our direct sales, since we could impose a larger markup on a custom vehicle than we do on a standard model. For the first quarter of fiscal 2002, therefore, we posted a gross margin of 25% of revenues, as compared to 32% for the three months ended September 30, 2000. In the second and third quarters of fiscal 2002, we recorded negative gross margin, as our low sales volume was inadequate to offset fixed manufacturing costs. As future revenues will arise primarily from sales of our standard models, such as the Merlin and the SURV, we expect our profit margins to stabilize at approximately 27%, although per unit marketing expense associated with the standard models should be lower than would be associated with custom models. However, the efficiencies involved in marketing standard models should result in a better bottom line than we could accomplish with custom sales.

     The efficiencies of our new marketing program were evident in our results for the first nine months of fiscal 2002. Excluding expenses incurred as a result of certain stock issuances in July and November 2001, our general & administrative expense equaled less than 23% of revenue for the nine months, only slightly worse than the 22% ratio realized in the first nine months of fiscal 2001, despite the 48% period-to-period reduction in revenue. This efficiency was erased on our Statement of Operations, however, because in July and November 2001 we issued a total of 2,230,344 shares of common stock in exchange for consulting services, primarily related to our efforts to gain access to capital markets. The effect of this issuance was to add $603,727 to our general & administrative expense for the nine months ended March 31, 2002.

Liquidity and Capital Resources

     Kingsley Coach has only one contracted source of financing. That is the Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. That Agreement contemplates loans to an aggregate of $500,000 for the purpose of purchasing inventory and components from vendors approved by the lender. The loans are secured by the inventory purchased. Recently, however, our inability to obtain an inventory of RV bodies has meant that we finish vehicles shortly after the RV body arrives at our plant. As a result, we have not been able to utilize the full value of the credit available to us from Deutsche Financing Services. At March 31, 2002, we owed $216,036 under that agreement (down from $339,926 at December 31, 2001), on loans bearing interest at 12% to 13.5%.

     At March 31, 2002 Kingsley Coach had a working capital deficit of $(950,013), a modest decline from our deficit of $776,381 at the end of June, 2001. The relative stability occurred, despite the substantial loss realized in the first nine months of this fiscal year, because (1) the issuance of stock in July 2001 (a non-cash event) was a primary cause of the loss, and (2) the growth in our backlog and a recent modification of our customer financing terms resulted in an increase of $396,650 in customer deposits. Our actual operations produced $198,971 in positive cash; the reduction in working capital occurred because we used that same amount to pay down our debt. While this is not a stirring result, it does indicate that we are capable of sustaining operations even at a relatively low level of revenue.

     The Company is able to sustain operations for the indefinite future with its present resources. To bolster our cash flow, a member of our management, in May 2002, loaned $235,000 to Kingsley Coach - the loan will amortize over three years with 9% interest. This will assist us in ramping up our new in-house production of RV bodies, which will in turn enable us to turn backlog into sales more rapidly than in the past several months. For the near term, however, our cash resources will remain limited. When cash is short, the only feasible method of sustaining operations is to delay production. This in turn slows growth and damages our marketing abilities. Accordingly, the Company is engaged in seeking sources of financing to enable the Company to fund the growth at a rate determined by market demand.



PART II   -   OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K.

	Reports on Form 8-K: none.

	Exhibits: none.



			       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				   THE KINGSLEY COACH, INC.


Date: May 14, 2002                 By:  /s/ Ralph Dickenson
				   -----------------------------------
				   Ralph Dickenson, Chief Executive Officer
				    & Chief Financial Officer