Form 10KSB
period 2002-06-30
KINGSLEY COACH INC
filed 2002-10-15
CIK 1026488

SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549
			   _____________________

				FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended June 30, 2002.

			  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

			 Commission File No. 0-21733

			  THE KINGSLEY COACH, INC.
		____________________________________________
	       (Name of Small Business Issuer in its Charter)

	  Delaware                                   23-3003600
     ___________________________________________________________________
    (State or other jurisdiction            (I.R.S. Employer ID Number)
     of incorporation or organization)

		  180 U.S. Highway 522, Middleburg, PA 17842
		  __________________________________________
		   (Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $ 2,556,409.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, $.00001 par value, held by non-affiliates as of September 26, 2002 was $537,623.

As of September 26, 2002, the number of shares outstanding of the Registrant's common stock was 16,264,071 shares, $.00001 par value.

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

  * The Company has had poor financial results recently, has incurred substantial losses, and has negative working capital. Management believes that the primary cause of these results has been a difficulty in obtaining from subcontractors the component parts for its vehicles in a timely fashion. To remedy the situation, Kingsley Coach has developed the ability to manufacture the entirety of its vehicle bodies in-house. However, until the Company has had experience with this new manufacturing process, there is a risk that it will not remedy the problems that caused poor financial results or that it may create new problems

  * The Company has only one product line, which is a luxury motorhome. If there were an adverse change in the U.S. economy, the demand for luxury products could fall.


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

     Specialized Applications

     The same characteristics that make the Kingsley Coach attractive in the vacation market make it suitable for use in a wide variety of specialized applications. By way of examples, we have already designed Kingsley Coaches for use by:

  * Sports Teams. Within a single Kingsley Coach, we can provide sleeping space for 27, as well as room for the athletes to sit and stretch their legs. While this may not provide the pampering that an NBA team may expect, the comfort and luxury of a Kingsley Coach is a significant step up from the traditional bus for a traveling Arena Football team or a college soccer club, without a significant step-up in price. To date, we have sold six Kingsley Coaches outfitted for sports teams.

  * Emergency Management Vehicles. Today, when disaster strikes, the medical team needs equipment right away. The power and spaciousness of a Kingsley Coach make it an ideal vehicle to carry that equipment into the next fire, flood or landslide. To date, we have sold one Kingsley Coach disaster unit.


  * Mobile Medical Services. The growing market for mobile units that carry medical scanners and similar devices requires a vehicle that can provide the stability necessary to insure the subatomic accuracy of the instrument it carries. During fiscal 2002 we developed a marketing program to communicate the merits of the Kingsley Coach to this market.


     We have recently begun to focus our attention on marketing of these specialized applications. We expect that many of the sales would entail multiple units - e.g. for an entire government fleet, a multi-state medical scanning enterprise, or for a sports league. So marketing should be relatively efficient. To date, we have developed a relationship with one manufacturer of medical scanning units, who will use our vehicles for its mobile units. We are actively seeking other such relationships.

     Production

     The production of a Kingsley Coach is conceptually simple:

  *  We contract for a truck chassis, made to order;

  * We fabricate an RV body and load it onto a heavy-duty lower section for storage and stability;

  * We buy some miscellaneous off-the-shelf components (generators, tanks, inverters, and the like); and

  *  We bolt and weld it all together.

     Until recently we outsourced the manufacturing of a portion of each RV bodies to one of the leading RV manufacturers. That relationship proved to be unsatisfactory, however, as we were unable to receive a sufficient supply of bodies to meet our demand, which had a devastating effect on our sales.
So in recent months we have developed and staffed a manufacturing facility which can produce the entire body for our Kingsley Coaches. For the future we expect that at all times some bodies will be manufactured in-house, while others may be outsourced if a reliable and cost-efficient relationship can be developed. We are currently in negotiations with our subcontractor toward establishing such a relationship.

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

     No single customer accounted for more than 10% of the Company's sales during the years ended June 30, 2002, 2001 or during the transition period ended June 30, 2000.

     Backlog

     On September 24, 2002 the Company's backlog was 15 units, representing $3,300,000 in potential sales. On September 24, 2001, the backlog was 16 units ($2,200,000 in potential sales). The increase in per-unit value of our backlog reflects the growing importance of specialized applications to our sales, as these generally carry a higher price than the vehicles we sell to the general public.

     Competition

     The Class A Motorhome segment of the RV industry is dominated by five manufacturers, who account for over ( of annual domestic sales: Fleetwood, Winnebago, Coachman, Monaco, and Thor. These competitors have two major advantages over The Kingsley Coach: name recognition and capital resources. The Kingsley Coach will attempt to compete with these established companies primarily on the basis of the unique advantages of a truck chassis: strength, serviceability, and safety.

     Research and Development

     Until July of 2000, the Company was still developing its products. Accordingly, research and development until that time represented nearly 30% of sales:$330,000 in the six months ended June 30, 2000, $850,000 in the year ended December 31, 1999 and $600,000 in the year ended December 31, 1998. Beginning in the 2001 fiscal year, we have been marketing the products previously developed. Accordingly, our research and development expense was reduced to $92,500 during the year ended June 30, 2002 and $68,000 during the year ended June 30, 2001.

     Employees

     The Company currently employs 29 individuals. 8 are employed in administrative positions, 2 in sales and marketing positions, and 19 in production. None of the Company's employees are members of a union. The Company believes that its relations with its employees are good.


Item 2.  Properties

     Our executive offices and production facilities are located in a 20,000 square foot facility in Middleburg, Pennsylvania. We pay a monthly rental of $3,800. The lease is for a three year term through June 2005, although either party may cancel the lease on 90 days prior notice. We have the right of first refusal if the landlord receives any offer to purchase the property.

     The Company also leases a 26,000 square foot production facility in
Ramsey, Minnesota.   The Ramsey facility is used for engineering and design,
as well as for a portion of our fabrication activities. We pay a monthly rental of $4,500. The lease is for a three year term through 2005, although either party may cancel the lease on 30 days prior notice. We have the right of first refusal if the landlord receives any offer to purchase the property.


Item 3.  Legal Proceedings

     In 2002, the Company settled the lawsuit previously reported, which was titled "The Kingsley Coach, Inc. v. Otis A. Slack, et al." We received a payment of $10,000 in the settlement.

     An action was recently commenced in the Superior Court of the State of Indiana entitled "University Loft v. The Kingsley Coach, Inc." The plaintiff alleges that the Kingsley Coach we delivered to it was defective, and demands $100,000 in damages. We are alleging in a counterclaim that University Loft defaulted on its contract for an additional vehicle after we had manufactured it, and that we have incurred damages in excess of $100,000. Settlement negotiations are now ongoing.



Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

				  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Market Information

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "KNGS.OB." Set forth below are the high and low bid prices for each of the last eight fiscal quarters.



				   Bid
			      ______________
Quarter Ending                 High     Low

September 30, 2000            $ 1.63   $  .53
December 31, 2000             $  .56   $  .27
March 31, 2001                $  .47   $  .16
June 30, 2001                 $  .51   $  .17

September 30, 2001            $  .34   $  .06
December 31, 2001             $  .12   $  .05
March 31, 2002                $  .09   $  .04
June 30, 2002                 $  .13   $  .05


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


Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     Prior to fiscal 2001 our operations produced annual losses, as development costs exceeded our growing revenues. Finally, however, during the year ended June 30, 2001, we achieved $4,921,797 in sales, and realized net income of $152,131. The principal reason for the transition to profitability in that year was that we incurred only $68,000 in research and development expenses, compared to prior years in which R&D expense approximated 30% of revenue. Although we expect to carry on research and development activities in the future related to our "second generation products," we expect that future research and development costs can be held to a level that will equal between 5% and 10% of sales. So we entered fiscal 2002 optimistically, knowing that we had achieved a level of overall operating expense at which we would need only modest increases in our production volume in order to sustain profitability.

     Our optimism was misplaced. Sales during the year ended June 30, 2002 fell by 48% to $2,556,409. There were two primary causes for the halving of our sales volume: one that will plague us until we obtain additional capital financing, another that we believe we have already remedied:

  *  We have almost no inventory of finished or near-finished products.
     The paucity of our capital resources has dictated that we build vehicles only to order. This situation (a) limits our potential customers to those willing to wait many months for delivery and (b) eliminates our reportable revenue if there is any interruption in our production activities (as occurred in fiscal 2002), as we have no sales from inventory that can carry us through a trough in production. This situation does not preclude us from achieving profitability - we had the same lack of inventory in fiscal 2001. But the situation does put our prospects for profitability at considerable risk.

  * We were dependent until recently on one subcontractor for the RV bodies that we incorporate into our vehicles. And although we began fiscal 2002 with a backlog of orders for 15 vehicles for immediate delivery, our subcontractor delivered only 16 vehicles to us during the entire year.
     The result was that we were able to ship only 16 vehicles during the year, which caused our sales revenue to plummet. In addition, our inability to assure customers of timely delivery made it difficult to secure new orders. It was only the unique quality of our Kingsley Coach that enabled us to end fiscal 2002 with a backlog of 16 units.


     We cannot remedy the first problem, lack of inventory, until we achieve significant capital resources. However, we have already taken steps to remedy the second problem, and believe that we are now able to assure customers of a reasonably firm date for delivery of their vehicles. In the Spring of 2002, relying primarily on funds loaned by one of our employees, we initiated a multi-step program to eliminate our dependence on subcontractors:

  * We moved our principal manufacturing facility from the building we had previously leased at the subcontractor's premises to a nearby 20,000 square foot plant. There we outfitted the production lines which we now use to manufacture the entire body and attach it to a truck chassis to create a Kingsley Coach. Our recent cost analysis indicates that this development of an in-house capability has reduced the per-unit production cost of our vehicles by $16,832. In addition, we had paid our subcontractor a $5,000 per unit fee under the terms of our previous relationship. So our total savings is $21,832 per unit.

  * We have entered into negotiations with the previous subcontractor for a new relationship. The subcontractor appears to be willing to continue to manufacture partial bodies for us on terms that will be cost-efficient for us. If that new relationship is accomplished, it will provide us an even more fluid supply of bodies when combined with our in-house production efforts.

  * We have recently employed two new managers, each of whom has considerable experience in vehicle manufacturing. They are already completing analyses of our operations which are enabling us to operate much more efficiently.

  * We are focusing a considerable portion of our marketing effort on the medical and emergency vehicle markets. We have already established a relationship with one major manufacturer of mobile scanning devices, and are in discussions with others in that industry as well as with government bodies interested in using our vehicles in their emergency management programs. These relationships, if they can be accomplished, will provide us with orders for vehicles that are far more standardized than those we sell to the traveling public, and thus more cost-efficient to produce.
     The marketing effort involved is also just a fraction of that involved in marketing to the public.


     The demand for our product has remained strong, despite our problems. We believe that the program we have put in place will enable us to meet the demand and return to profitability.


     Liquidity and Capital Resources

     Kingsley Coach currently has no line of credit or other source of financing. Until the past summer we were party to an Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. That Agreement contemplates loans to an aggregate of $500,000 for the purpose of purchasing inventory and components from vendors approved by the lender. The loans are secured by the inventory purchased. Recently, however, our inability to obtain an inventory of RV bodies has meant that we finish vehicles shortly after the RV body arrives at our plant. As a result, we have not been able to utilize the full value of the credit available to us from Deutsche Financing Services. At June 30, 2002, we owed only $103,250 under that agreement, on loans bearing interest at 12% to 13.5%. After the year-end Deutsche Financing Services cancelled the line of credit due to lack of use.

     At June 30, 2002 Kingsley Coach had a working capital deficit of $(1,271,140). While this represented a significant decline from our deficit of $776,381 at the end of June 2001, the decline was relatively modest compared to our net loss of $1,591,958 for the year. The relative stability occurred, despite the substantial loss realized in fiscal 2002, because
(1) the non-cash expense incurred when we issued stock for services in July 2001 was a significant component of the loss, and (2) the growth in our backlog and a recent modification of our customer financing terms resulted in an increase of $640,430 in customer deposits. Our actual operations during fiscal 2002 produced $92,551 in positive cash. While this is not a stirring result, it does indicate that we are capable of sustaining operations even at a relatively low level of revenue.

     Until the ramp-up in expenses during calendar 2000 to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year 2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001, however, our operations produced $352,819 in cash, all of which has been used to reduce our debt, and in fiscal 2002 our operations generated $92,551 in positive cash. Our cash flow, therefore, is essentially a function of how aggressively we grow. If we remain cash poor, we will hold production at a level that can be sustained by cash from sales and down payments. If funds become available, we will increase production.

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


				 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:

							   Director
Name                 Age     Position with the Company      Since
_____________________________________________________________________
Ralph Dickenson      62      Chairman (CEO, CFO)             1998
Verdo Lancaster      64      Director                        1998
Catherine Rimes      41      Director                        1998
James Whitehead      59      Director                        1998
George O. R. Carlson 61      Director                        2001


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


Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2002.


Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Ralph Dickenson, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended June 30, 2002, 2001 and 2000. Mr. Dickenson was the Company's Chief Executive Officer until March 1, 2000, and again since March 1, 2001. He is currently paid an annual salary of $21,600. There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2001 exceeded $100,000.

						Long-Term
		 Compensation                  Compensation
		Year     Salary          Stock Options Granted
________________________________________________________________
Ralph Dickenson 2002    $18,000                           -
		2001    $ 7,494                      75,000
		2000    $ 7,200                           -


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

     The Agreement provides that for the term of the Agreement, which expires on June 30, 2005, DRK will provide to the Company all of its executive management services, including CEO, COO, Chief Marketing Officer and Chief Production Officer. In compensation, the Company is required to pay DRK the greater of (a) DRK's out-of-pocket expenses incurred in providing the management personnel or (b) ten percent of the Company's sales revenue. In addition, the Company granted 1,000,000 shares of restricted stock to DRK, which DRK will retain only if the Company achieves certain sales and net income targets during each of the five years between July 1, 2000 and June 30, 2005. In the year ended June 30, 2001 the Company achieved the net income target but fell short of the sales target. However, in lieu of cancelling 200,000 shares owned by DRK due to the shortfall, as provided in the Agreement, the Company accepted a waiver by DRK of $168,123 due to it from the Company. In the year ended June 30, 2002 the Company fell short of both targets. Accordingly, DRK surrendered 200,000 of the restricted shares to the Company.

     During the year ended June 30, 2002, DRK provided to the Company the services of 10 non-officer employees, including full and part-time employees. In compensation for those services, the Company paid $237,066 to DRK.

     The Company may terminate the Management Services Agreement at any time, but must upon termination purchase all shares of the Company's stock owned by DRK for the greater of $3 million or fair market value.


     Equity Grants

     In October of 2000, the Board of Directors issued to each of its members a five year option to purchase 75,000 shares of the Company's common stock. The option is exercisable at an average price of $.95 per share. The market price on the date of grant was $.56.

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended June 30, 2002 and those options held by him on June 30, 2002.

     Option Grants in the Last Fiscal Year

			    Percent                          Potential
			    of total                         realizable
		Number of   options                          value at assumed
		securities  granted to                       annual rates of
		underlying  employees  Exercise              appreciation of
		option      in fiscal  Price      Expiration for option term
Name            granted     year       ($/share)  Date       5%        10%
_______________________________________________________________________________

R. Dickenson      0          N.A.        N.A.      N.A.       0         0




     Aggregated Fiscal Year-End Option Values
						Value of unexercised
		Number of securities underlying in-the-money options
		unexercised options at fiscal   at fiscal year-end ($)
Name            year-end (#) (All exercisable)  (All exercisable)
_______________________________________________________________________________

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

     There are 16,264,071 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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


				 Amount and
				 Nature of
Name and Address                 Beneficial              Percentage
of Beneficial Owner(1)           Ownership               of Class
___________________________________________________________________________

Ralph Dickenson                   75,000(3)                0.5%
Verdo Lancaster                1,190,961(3)                7.3%
Catherine Rimes                2,478,785(2) (3)           15.2%
James Whitehead                  138,995(3)                0.9%
George Carlson                 2,395,785(2)               14.7%

All officers and directors
as a group (5 persons)         3,923,741                  23.6%

Matco, Incorporated            5,000,000                  30.7%
4602 230th Court, NW
St. Francis, MN 55070

Matthew Dickenson              5,800,000(4)               35.7%

DRK, Inc.                      2,355,785(2)               14.5%
14010 Sunfish Lake Blvd.
Anoka, MN 55303

Richard Fellows                1,086,907(5)                6.7%
88855 Old Tavernier Highway
Tavernier, FL 33070
______________________________

(1) The address of each shareholder, unless otherwise noted, is c/o The Kingsley Coach, Inc., 180 U.S. Highway 522, Middleburg, PA 17842
(2) DRK, Inc. is a Minnesota corporation which received 1,000,000 shares pursuant to a Management Services Agreement with Kingsley Coach. The conditions under which the 800,000 shares that remain may be cancelled by Kingsley Coach are discussed in "Management"above. Catherine Rimes and George Carlson each own 50% of the outstanding shares of DRK, and are thus deemed to be the beneficial owners of DRK's shares.
(3) Includes presently-exercisable option to purchase 75,000 shares.
(4) Includes 5,000,000 shares owned by Matco, Incorporated, of which Mr. Dickenson is President and a controlling shareholder. Also includes 800,000 shares owned by CLD Investor Relations, Inc., R&V of Islamorada Ltd. and Stockholder Presentations Inc. Matthew Dickenson holds an irrevocable voting proxy with respect to those shares, but has no other rights or ownership with respect to those shares.
(5) Includes 300,000 shares owned by R&V of Islamorada Ltd., which is owned by Mr. Fellows and his wife.


Item 12.  Certain Relationships and Related Transactions

     See discussion of the Management Services Agreement in Item 10 of this Report.

     In 1998 Wilbur Rimes, the husband of Catherine Rimes, a director of the Company, purchased two Kingsley Coaches and then sold them back to the Company, to be held for resale. The Company gave Mr. Rimes a note in the principal amount of $502,000 bearing interest at 9% per annum, requiring a monthly payment of $6,474. The balance due on the note at June 30, 2002 was $346,660.

     In the Spring of 2002, Jeannie Michels, and employee of the Company, loaned $235,000 to the Company to use for working capital. The Company has agreed to pay $7,000 per month to satisfy the loan, including interest at 5.25%.


Item 13.  Exhibit List and Reports on Form 8-K

     (a) Financial Statements

	 Independent Auditors Report

	 Balance Sheet - June 30, 2002

	 Statement of Operations for the years ended June 30, 2002 and June 30, 2001

	 Statement of Stockholders Deficit for the years ended June 30, 2002 and June 30, 2001

	 Statement of Cash Flows for the year ended June 30, 2002 and June
	 30, 2001

	 Notes to Financial Statements

     (b) Exhibit List

     3-a   Certificate of Incorporation, as amended. (1)

     3-b   By-laws (1)

     10-a  Management Services Agreement dated May 7, 1999 with DRK, Inc.
	   - filed as an exhibit to Kingsley Coach's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

     10-b Agreement for Wholesale Financing dated between Kingsley Coach and Deutsche Financing. (1)

     10-c  2000 Stock and Stock Option Plan (1)

     10-d  Technology Transfer Agreement dated October 26, 2001 between
	   Matco, Incorporated and Kingsley Coach - filed as an exhibit to the Current Report on Form 8-K dated October 26, 2001 and incorporated herein by reference.

       21  Subsidiaries - none

_________________________________________

     (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-65654) and incorporated herein by reference.

     (c) Reports on Form 8-K

	 The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

















			Independent Auditors' Report


The Board of Directors and Shareholders
The Kingsley Coach, Inc.


We have audited the accompanying balance sheet of The Kingsley Coach, Inc., as of June 30, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Kingsley Coach, Inc. as of June 30, 2002, and the results of operations and cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception, has experienced a decline in revenue and has negative working capital which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MANTYLA MCREYNOLDS
Salt Lake City, Utah
August 30, 2002



			The Kingsley Coach, Inc.
			      Balance Sheet
			      June 30, 2002


	ASSETS

Current Assets:
 Cash                                   $   84,731
 Accounts receivable (net of
  allowance of $5,500)                      20,366
 Related party receivable - Note 13         26,960
 Inventory - Note 11                       583,546
					 ---------
	  Total Current Assets             715,603
					 ---------

Property & Intangibles, net - Note 8     1,008,789

Other Assets:
 Prepaid expense - Note 13                 179,810
 Deposits                                    3,650
					 ---------
	  Total Other Assets               183,460
					 ---------
TOTAL ASSETS                            $1,907,852
					 =========


See accompanying notes to financial statements


		       The Kingsley Coach, Inc.
		       Balance Sheet [continued]
			    June 30, 2002

	LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable                       $  148,940
 Accrued liabilities                        38,034
 Payroll liabilities                       166,757
 Customer deposits - Note 5                968,703
 Note payable - inventory - Note 15        103,250
 Unearned revenue - Note 14                269,000
 Current portion long-term debt - Note 10  292,059
					 ---------
	  Total Current Liabilities      1,986,743
					 ---------
Long-Term Liabilities:
 Notes payable - Note 10                   629,344
 Note payable -shareholder - Note 4        252,430
  Less current portion long-term debt     (292,059)
					 ---------
	  Total Long-Term Liabilities      589,715
					 ---------
	       Total Liabilities         2,576,458
					 ---------
Stockholders' Deficit - Notes 6, 7, & 13
 Preferred stock, $.0001 par value;
  authorized 5,000,000 shares; issued
  and outstanding -0- shares                     -
 Common stock, $.00001 par value;
  authorized 30,000,000 shares; issued
  and outstanding 16,464,071                   164
 Treasury Stock, 200,000 common shares     (14,000)
 Additional paid-in capital              2,762,095
 Accumulated Deficit                    (3,416,865)
					 ---------
	  Total Stockholders' Deficit     (668,606)
					 ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                $1,907,852
					 =========



See accompanying notes to financial statements



			    The Kingsley Coach, Inc.
			    Statements of Operations
		   For the years ended June 30, 2002 and 2001


				     2002              2001
				    ______            ______
Revenues:
 Sales                            $ 2,556,409      $ 4,921,797
 Cost of Sales                     (2,544,495)      (3,684,945)
				    ---------        ---------
Gross Margin                           11,914        1,236,852

General and administrative
 expenses                           1,663,869          986,480
				    ---------        ---------
Net Income/(Loss) from Operations  (1,651,955)         250,372
				    ---------        ---------
Other Income/(Expense):
   Other income                         6,181           13,569
   Interest expense                   (91,575)        (111,810)
				    ---------        ---------
Total Other Income/(Expense)          (85,394)         (98,241)
				    ---------        ---------

Net Income/(Loss) Before Taxes     (1,737,349)         152,131

Income taxes                                0                0
				    ---------        ---------
Net Income/(Loss)                 $(1,737,349)     $   152,131
				    =========        =========

Income/(Loss) Per Share           $     (0.12)     $      0.02
				    =========        =========

Weighted Average Shares
 Outstanding                       14,715,787        8,523,852
				   ==========        =========




See accompanying notes to financial statements.


			  The Kingsley Coach, Inc.
		   Statements of Stockholders' Deficit
		For the years ended June 30, 2002 and 2001






								 Total
					Addit'l                  Share-
	       Shares   Common Treasury Paid-in    Accumulated   holders'
	       Issued   Stock  Stock    Capital    Deficit       Deficit
________________________________________________________________________________
Balance,
June 30, 2000 8,403,977   84   $      0 $1,401,072 $(1,831,647) $   (430,491)

Issued shares
 for services   500,000    5          -     74,995           -        75,000

Cancelled
 shares issued
 in 1999       (260,250)  (3)         -          3           -             0

Net Income for
 the twelve
 months ended
 June 30, 2001        -    -          -          -     152,131       152,131
----------------------------------------------------------------------------
Balance,
June 30, 2001 8,643,727   86          0  1,476,070  (1,679,516)     (203,360)

Converted debt
 to stock at
 $0.42 per
 share         590,000     6          -    249,994           -       250,000

Issued shares
 for services
 at $0.30
 per share   2,080,344    20          -    624,083           -       624,103

Issued shares
 for intellectual
 assets at
 $0.08 per
 share       5,000,000    50          -    399,950           -       400,000

Issued shares
 for services
 at $0.08
 per share     150,000     2          -     11,998           -        12,000

Common shares
 surrendered
 to Treasury         -     -    (14,000)         -           -       (14,000)

Net loss for
 the twelve
 months ended
 June 30, 2002       -     -          -          -  (1,737,349)   (1,737,349)
----------------------------------------------------------------------------
Balance,
 June 30,
 2002       16,464,071   164  $ (14,000)$2,762,095 $(3,416,865) $   (668,606)
	    ================================================================





See accompanying notes to financial statements.


			  The Kingsley Coach, Inc.
			  Statements of Cash Flows
		For the years ended June 30, 2002 and 2001



					     2002               2001
					 --------------------------------
Cash Flows Provided by/(Used for)
 Operating Activities
 Net Income/(Loss)                       $(1,737,349)          $  152,131
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization              111,823               77,353
  Provision for doubtful accounts            221,757               17,962
  Issued stock for services                  636,103               75,000
  Received treasury stock as contract
   refund                                    (14,000)                   0
  Decrease (increase) in prepaid expenses    113,642              157,292
  Decrease (increase) in accounts
   receivable                                (67,285)            (108,211)
  Decrease (increase) in inventory            10,298               84,502
  Increase (decrease)in accounts payable      (9,085)              54,993
  Increase in deferred revenue                     0               19,000
  Increase in other current liabilities      186,217               39,524
  Increase (decrease)in customer deposits    640,430             (216,727)
					    --------              -------
Net Cash Provided by/(used for) Operating
 Activities                                   92,551              352,819
					    --------              -------

Cash Flows Provided by/(Used for) Investing
 Activities
 Acquisition of property and equipment        (1,395)            (100,867)
					    --------              -------
Net Cash Used for Investing Activities        (1,395)            (100,867)
					    --------              -------

Cash Flows Provided by/(Used for) Financing
 Activities
 Principal increase (decrease) on notes
  payable                                    348,181                    0
 Principal payments/reductions              (349,239)            (362,859)
					     -------              -------
Net Cash Provided by/(Used for)
 Financing Activities                         (1,058)            (362,859)
					     -------              -------

Net Increase/(Decrease) in Cash               90,098             (110,907)

Beginning Cash Balance                        (5,367)             105,540
					     -------              -------
Ending Cash (bank overdraft) Balance      $   84,731           $   (5,367)
					     =======              =======


Supplemental Disclosures
 Interest paid                            $  221,757           $  111,810
 Income taxes paid                                 0                    0
 Stock issued for assets                     400,000                    0
 Stock issued for liabilities                250,000                    0



See accompanying notes to financial statements.



			    The Kingsley Coach, Inc.
			 Notes to Financial Statements
				 June 30, 2002


Note 1  Organization and Summary of Significant Accounting Policies

(a)  Organization

The Kingsley Coach, Inc., ("Company") incorporated under the laws of the State of Utah in 1980 as Micro-Hydro Power, Inc. [MHP]. MHP changed its domicile from the State of Utah to the State of Delaware by merging with and into its wholly-owned subsidiary, Micro-Hydro Power, Inc., a Delaware corporation in December of 1997. MHP was essentially dormant for ten years until an Agreement and Plan of Reorganization was executed on December 18, 1998, between MHP and The Kingsley Coach, LLC, a Louisiana limited liability company [Kingsley]. The result was the acquisition of the assets and liabilities of Kingsley, also known as a reverse acquisition, accounted for herein on the purchase basis. Kingsley is a manufacturer of customized luxury recreational and commercial vehicles known as The Kingsley Coach.
With the acquisition of Kingsley, MHP changed its name to The Kingsley Coach, Inc. In 2000, the Company changed from a calendar year to a fiscal year ended June 30. This change was made to more closely match reporting in the industry.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

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

(c)  Net Income or Loss Per Common Share

Net loss or income per common share is based on the weighted-average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation of loss per share for the period presented because their inclusion would be antidilutive.

(d)  Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in banks to be cash. The Company had a bank balance of $84,731 at June 30, 2002.

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


Note 1 Organization and Summary of Significant Accounting Policies [continued]

(f)  Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line and the declining balance method over the useful lives of
the related assets.   Expenditures for maintenance and repairs are charged
to expense as incurred.

(g)     Inventory

Inventory consists of parts, work-in-process, and finished units. Inventory is valued at the lower of cost or market using the first-in first-out (FIFO) costing method.

(h) Revenue recognition/accounts receivable/deferred revenue

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue on vehicle sales upon delivery of the product to the customer. Any additional obligations related to the product, such as service agreements, are negotiated under a separate contract; revenue on these items is recognized over the period of service as commitments are satisfied. The Company records an account receivable for revenue earned but net yet collected. An allowance for bad debt has been provided based on estimated losses. For revenue received in advance of services, the Company records a current liability classified as either deferred revenue or customer deposits.

(i)  Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company made no adjustment to long-lived assets for impairment through June 30, 2002.


Note 2  LIQUIDITY

The Company has accumulated losses through June 30, 2002 amounting to $3,416,865, and has a net working capital deficiency of $1,271,140 at June 30, 2002. For the fiscal year ended June 30, 2002, revenue declined
48% from the prior year due in part to the Company's inability to obtain parts and complete customer orders in a timely manner. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In Management's opinion, the Company expended substantial amounts of money for non-recurring development costs in prior years in the refinement of its product and production methods. Management does not believe that similar costs will be necessary in the future. In addition, the Company has taken steps to assure that the inability to obtain parts, which was responsible in part for the decline in operations in fiscal 2002, will not recur.
Management also believes that it has improved its productivity since June 30, 2002 by hiring two experienced managers to assist and improve efficiencies. Further, the Company believes that standard product design and methods and expanded product resources will permit increased productivity in future years.


Note 2  LIQUIDITY [continued]

To meet working capital needs, the Company has a $500,000 line of credit to be used in production. The Company has issued shares of common stock for services of a professional firm which continues to assist in developing and marketing its product. Management plans may include additional issuances of shares of common stock for production capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3  INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations in prior years, against which it intends to offset future earnings.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2002 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.


Deferred tax assets                     Balance         Tax         Rate
--------------------------------------------------------------------------
Loss carryforward
 (expires through 2022)                 $2,534,158     $861,614      34%

Valuation allowance                                   ($861,614)
						       --------
Deferred tax asset                                     $      0
						       ========


The valuation allowance has increased $590,699 from $270,915 in the prior year.


Note 4  RELATED PARTY TRANSACTIONS/STOCKHOLDER  LOANS

During the year ended June 30, 2002, an employee of the Company advanced $235,000 to the Company. $50,000 of the loan was used to satisfy a pre-existing related party loan of the Company. The remaining $185,000 was used as operating capital. The loan agreement provides for monthly payments of $7,000, including interest at 5.25% until paid in full. The balance due on this loan as of June 30, 2002 is $223,030.

Another shareholder advanced $34,400 to assist in operating activities. The Company has repaid $5,000 since the money was advanced. The current balance due of $29,400 is non-interest bearing and due on demand.


Note 5  CUSTOMER DEPOSITS

When a customer signs a contract to have the Company manufacture a Kingsley Coach ("Coach"), a deposit or down payment is required of the customer. The amount of deposit varies based on the terms of the contract. The Company treats these deposits as unearned revenue until the Coach is delivered to the customer. At June 30, 2002, deposits had been collected on 16 Coaches in various stages of completion.

Note 6  PREFERRED STOCK

The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of $.0001 par value preferred stock. The Board of Directors may issue the shares in series and may designate the powers, preferences and rights of such shares by resolution, without the vote of stockholders. No shares are issued and outstanding as of June 30, 2002.

Note 7  ISSUANCE OF STOCK

In October of 2000, the Board of Directors issued to each of its members a five year option to purchase 75,000 shares of the Company's common stock. The option is exercisable at an average price of $.95 per share. The market price on the date of grant was $.56. No options have been exercised.

In December 2000, the Company issued 150,000 shares of common stock to consultants for services valued at $22,500 or $.15 per share. The service expense was allocated over a one year period.

On February 28, 2001, the Board of Directors approved the issuance of 350,000 shares of common stock to individual employees and professionals in lots of 35,000 shares. These shares were valued at $.15 per share and were compensation for services amortized over one year.

During the fiscal year ended June 30, 2001, the Company cancelled 260,250 shares which had been issued in prior years. These shares were issued for services which were never performed.

In prior years the Company received advances from related individuals which were used to fund operations. These advances are summarized below. In July 2001, the Company retired these notes by issuing shares of common stock to the note holders:

						      Number of shares
Related Party                     Amount advanced     issued in July
-----------------------------------------------------------------------
Shareholder advance, 6% interest,
 due July and August 2001.          $ 50,000            125,000

Shareholder advance assumed,
 non-interest, due on demand        $200,000            465,000
				     -------            -------
				    $250,000            590,000
				     =======            =======

In July 2001, the Company issued 2,080,344 shares of common stock to consultants and professionals for services. Options to purchase 2,000,000 shares of common stock were also issued to consultants. These options allowed the grantee the ability to purchase the shares at the greater of $.15 or 50% of the average closing bid for the common stock for the five days preceding exercise through August 30, 2001. None of these options were exercised and have expired. Most of the shares issued in July 2001 and the shares underlying the options were registered for resale on Form SB-2 with the Securities and Exchange Commission.

On October 26, 2001 the Company acquired intellectual property from a related party through the issuance of 5,000,000 shares of common stock. The property was valued at $400,000, which represented the market value of the common stock on that date.

On November 2, 2001, the Company issued 150,000 shares of common stock to an individual for services. These shares were valued at $0.08 per share, or $12,000, which approximated the market value of the shares on the date of the transaction.


Note 8  PROPERTY AND INTANGIBLES

The major classes of assets as of the balance sheet date are as follows:

				    Accumulated
Asset Class              Cost       Depr/Amort       Net Book   Method/Life
----------------------------------------------------------------------------
Furniture            $    2,473      $  (1,022)    $    1,451      MACRS/7

Electronic Equipment      8,818         (6,207)         2,611      MACRS/5

Tools                    98,033        (85,415)        12,618      MACRS/5

Leasehold Improvements    2,357           (151)         2,206        SL/39

Demonstrator Units      502,000        (83,667)       418,333        SL/12

Intangible property     647,140        (75,570)       571,570      Per unit
								     prod
		      ---------------------------------------
Total                $1,260,821      $(252,032)    $1,008,789
		      =======================================


Depreciation and amortization expense was $111,823 and $77,353, for the years ended June 30, 2002 and 2001, respectively.

In May of 1999, the Company acquired intellectual property from a related party (DRK, Inc., or "DRK"). The owners of DRK are members of the Board of Directors of the Company. The property acquired represented 100% of the rights to an extended sleeper cab with slide-outs, unique in the trucking industry. The rights to the intellectual property were purchased for 500,000 shares of restricted common stock. The asset was valued at $150,000, being the market value of the shares on the transaction date. This cost is being amortized at $250 per unit over an estimated 600 units to be produced in the next eight to ten years. To date, four units have been produced.

The Company incurred costs and entered a covenant-not-to-compete agreement with an entity which cost $97,140. The agreement became effective in December 2000 and is being amortized over three years. Amortization expense for the years ended June 30, 2002 and 2001 was $32,380 and $16,190.

As indicated in Note 7, the Company acquired intellectual property in October 2001. The property consists of manufacturing and installation systems for a garage floor lift, a bedroom area over the garage, and a water recycling.
The assets have been recorded at the fair market value of the stock issued at acquisition which was $400,000. The Company amortizes the cost of this technology as units are produced at the rate of $8,000 per unit. Three units were completed during the year ended June 30, 2002 for amortization cost of $24,000.

Note 9  PLANT LEASE/SUBSEQUENT EVENT

Until July 2002 the Company leased its production facility in Middleburg, Pennsylvania, in a plant that is shared by a subcontractor who participated in the production of Kingsley Coaches. In July 2002 the Company vacated this facility and acquired a new facility, also in Middleburg, which is independent of the subcontractor. The lease for the new facility (approximately 20,000 square feet) has a term of 3 years, and has a base monthly rent of $3,800 per month. The Company had also been leasing additional office/operating space, in Middleburg, on a month-to-month basis for approximately $3,357 per month. Rent expense for the years ended June 30, 2002 and 2001 was $69,637 and 59,540, respectively.


Beginning October 2002, the Company is leasing a 26,000 square foot production
facility in Ramsey, Minnesota.   The Ramsey facility is used for engineering
and design, as well as for a portion of our fabrication activities. The monthly rental is $4,500 for a three year term through 2005; either party may cancel the lease on 30 days prior notice.

Note 10 NOTES PAYABLE

A spouse of a director of the Company has purchased several Kingsley Coaches. In 1998, he sold two back to the Company in exchange for a note. The note, dated May 1, 1998, bears interest at 9% and has a monthly payment of $6,474. The original amount of the note was $502,000. The Company repaid approximately $45,437 during the year ended June 30, 2002 and $36,558 during the year ended June 30, 2001. The balance due as of June 30, 2002, is $346,660. The two Kingsley Coaches are still owned by the Company as of June 30, 2002, are being used as a demonstrator models, and are available for sale.

The Company has a note payable to a finance company related to the purchase of inventory. The terms require monthly payments of $2,164, for 60 months, through June 2005. The effective interest rate on this note is approximately 14.5%. The total due as of June 30, 2002, is $62,352.

When the Company completed the sale of a Kingsley Coach it took in a motor home in trade and assumed a loan on the unit. This loan requires monthly payments of $1,231, bears interest at approximately 5%, and has a final maturity in November 2011. The book balance due on this loan as of June 30, 2002 is $111,379.

The Company has recorded a note payable to a former director for services.
As of June 30, 2002 the note has a balance of $108,953, bears no interest and is currently due and payable.

Scheduled maturities on these notes plus the related party notes described in
Note 4 are as follows:


	Year Ending June 30:         Amount
	------------------------------------
	      2003                $  292,059
	      2004                   161,333
	      2005                   162,222
	      2006                    73,793
	      2007 and thereafter    192,367
				    --------
				  $  881,774
				    ========

Note 11 INVENTORY

As of June 30, 2002, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to specific jobs. However, other items are purchased in bulk and can be used on all Kingsleys. As of June 30, 2002, cost of parts approximates market value and no adjustment has been recorded. Work-in-process inventory consists of several Kingsleys at various stages of production. Finished units inventory consists of one trade-in motor home. The Company has two demonstrator Kingsleys which are now being depreciated on a straight line basis over twelve years but are available for sale. The net book value of the demonstrators is included with property. Depreciation for the fiscal year ended June 30, 2002 was $41,833. Total inventory as of June 30, 2002 is as follows:


	 Parts inventory            $ 140,176
	 Work-in-process              324,510
	 Traded-in units              118,860
				     --------
				    $ 583,546
				     ========

Note 12 LEGAL CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

A customer has commenced legal action against the Company alleging that a product did not perform as expected and is seeking $100,000 in damages. The Company contests the claim and has prepared a counter claim in excess of $100,000. The Company anticipates that the matter will be settled without a material adverse effect on the Company's financial position.


Note 13 PREPAID EXPENSES/RELATED PARTY RECEIVABLE/TREASURY STOCK

In May of 1999, the Company entered into a management services agreement with DRK, which is owned by two of the directors of the Company. DRK provides to the Company the services of a group of individuals who have been directly involved in the research, development, design, engineering, sales and manufacture of Kingsley Coaches since inception. The six-year contract (which is based on five years of production) provides for management and production services with performance-based incentives, including monthly fixed base payments equal to actual cost, and incentive-based payments calculated quarterly.

The Company also issued 1,000,000 shares of restricted common stock for partial payment of this agreement. The value of the issued shares was calculated at a discounted price of approximately $0.38 per share or $378,102. The management agreement allows for the1,000,000 common shares to revert back to the treasury of the Company if performance goals are not met over the five year period beginning July 1, 2000. In 2001 the Company waived DRK's obligation to surrender 100,000 shares in exchange for waiver of a $168,123 debt from the Company to DRK. At the end of fiscal 2002, 200,000 shares were surrendered by DRK to the Company. The surrendered shares have been recorded as treasury stock valued at $14,000 or $0.07 per share.

Prepaid expenses as of June 30, 2002, consist of management fees valued at $179,810. To allocate the cost of the management service over the contract period, the Company amortizes the expense on a straight line basis at approximately $5,251 per month. The Company amortized $63,017 in each of the years ending June 30, 2002 and 2001.

Pursuant to the management agreement the Company paid approximately $237,000 to DRK for management fees during the year ended June 30, 2002. As of June 30, 2002 the Company recorded an advance payment to DRK of $26,960. The advance bears no interest and is expected to be recovered through services in the first quarter of the new year.


Note 14 PURCHASE AGREEMENT

On December 28, 1999, the Company signed a purchase agreement with a trucking company which paid to the Company a deposit of $300,000 ($6,000 for 50 units). The Company agreed to reserve order slots for production of Kingsley Coaches over an original eighteen (18) month period. That period has been extended due to slower than anticipated scheduling. The agreement is renewable by mutual consent. The current deposit balance is $269,000.


Note 15 LINE OF CREDIT

The Company entered into an Agreement for Wholesale Financing on November 1, 1999, with a financial services corporation. The original terms allowed the Company up to $500,000 of credit, to purchase inventory from approved vendors and "for other purposes." Advances are secured by the inventory and/or components financed. Further, the President of the Company has signed a
personal guaranty to the Agreement.   Terms for credit are not set forth in
the Agreement but are determined with each advance and depend, in part, on availability of vendor discounts, payment terms or other incentives, prevailing economic conditions or other such factors which may vary from time to time. The balance due on the Agreement as of June 30, 2002 was $103,250 with interest rates of 12% to 13.5% and payable upon the sale of each unit.



				SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				     The Kingsley Coach, Inc.


				     By: /s/ Ralph Dickenson
				     ----------------------------------------
				     Ralph Dickenson, Chief Executive Officer


In accordance with the Exchange Act, this Report has been signed below on October14, 2002 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Ralph Dickenson
-------------------------
Ralph Dickenson, Director
Chief Executive Officer,
Chief Accounting Officer


/s/ Catherine Rimes
-------------------------
Catherine Rimes, Director

/s/ George O.R. Carlson
------------------------------
George O.R. Carlson,  Director

-------------------------
Verdo Lancaster, Director

-------------------------
James Whitehead, Director



				CERTIFICATION

I, Ralph Dickenson, certify that:

1. I have reviewed this annual report on Form 10-KSB of The Kingsley Coach, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 14, 2002          /s/Ralph Dickenson
				--------------------------------------------
				Ralph Dickenson, Chief Executive Officer and
				Chief Financial Officer