Form 10QSB
period 2002-09-30
KINGSLEY COACH INC
filed 2002-11-19
CIK 1026488

U. S. Securities and Exchange Commission
			  Washington, D. C. 20549

				FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	 ACT OF 1934

	For the quarterly period ended September 30, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

	For the transition period from _____ to _____

			Commission File No. 0-21733

			  THE KINGSLEY COACH, INC.
	       --------------------------------------------
	      (Name of Small Business Issuer in its Charter)

	      Delaware                               23-3003600
  --------------------------------            --------------------------
 (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
  incorporation or organization)

		 180 U.S. Highway 522, Middleburg, PA 17842
		 ------------------------------------------
		  (Address of Principal Executive Offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
			  November 18, 2002
			  Common Voting Stock: 16,424,071

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

			The Kingsley Coach, Inc.
			     Balance Sheet
			  September 30, 2002
			     (Unaudited)

ASSETS
Current Assets:
 Accounts Receivable                            $   240,593
 Inventory                                          553,387
						  ---------
Total Current Assets                                793,980
						  ---------

Property & Equipment, net                           996,052

Other Assets:
 Prepaid Expenses                                   170,348
 Deposits                                             3,650
						  ---------
Total Other Assets                                  173,998
						  ---------
Total Assets                                     $1,964,030
						  =========

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
 Bank Overdraft Balance                          $   95,195
 Accounts Payable                                   213,136
 Accrued Liabilities                                251,941
 Customer Deposits                                1,287,454
 Line of Credit                                      96,798
 Current portion of Long Term Debt                  225,776
						  ---------
Total Current Liabilities                         2,170,300
						  ---------
Long Term Liabilities:
 Notes Payable                                      669,873
 Note Payable-Shareholder                           233,878
 Less current portion of Long Term Debt            (225,776)
						  ---------
Total Long-term Liabilities                         677,975
						  ---------
Total Liabilities                                 2,848,275
						  ---------
Stockholders' Deficit:
 Preferred Stock, $.00001 par value;
  authorized 5,000,000 shares,
  issued and outstanding -0- shares                       -
 Common Stock, $.00001 par value;
  authorized 30,000,000 shares, issued
  and outstanding 16,464,071 shares                     164
Additional Paid-In Capital                        2,762,095
Treasury Stock                                      (14,000)
Accumulated Deficit                              (3,632,504)
						  ---------
Total Stockholders' Deficit                        (884,245)
						  ---------
Total Liabilities & Stockholders' Deficit        $1,964,030
						  =========

See accompanying notes to financial statements

			The Kingsley Coach, Inc.
			Statements of Operations
		      For the Three Month Periods
		   ending September 30, 2002 and 2001
			      (Unaudited)

					      Three Months Ending
					      -------------------
				September 30, 2002         September 30, 2001
				---------------------------------------------
Revenue                            $  744,035                 $  671,107
Cost of Sales                        (802,970)                  (502,172)
				     --------                   --------
Gross Margin                          (58,935)                   168,935

General & Administrative Expense      157,895                    394,260

Net Loss from Operations             (216,830)                  (225,325)

Other Income/(Expense):
 Other                                  8,662                        167
 Interest Expense, net                 (7,471)                   (30,805)
				     --------                   --------
 Net other income                       1,191                    (30,638)

Net Loss Before Tax                  (215,639)                  (255,963)

Provision for Income Taxes                  -                          -
				     --------                   --------
Net Loss                           $ (215,639)                $ (255,963)
				     ========                   ========

Net Loss per share                 $    (0.01)                $   ( 0.03)
				     ========                   ========

Weighted Average Shares            16,464,071                  9,793,727
				   ==========                  =========


See accompanying notes to financial statements

			  The Kingsley Coach, Inc.
			  Statements of Cash Flows
			 For the Three Month Periods
		     ending September 30, 2002 and 2001
				(Unaudited)

					    Three Month Period Ending
					    -------------------------
				   September 30, 2002      September 30, 2001
				   ------------------      ------------------

Cash Flows from Operating
 Activities:
 Net Loss                              $ (215,639)             $ (255,963)

Adjustments to reconcile net loss to
 net cash provided by/(used in)
 operating activities:
 Depreciation and amortization             12,737                  19,857
 Stock issued for services performed            -                 232,500
 (Increase)/decrease in receivables      (193,267)               (105,819)
 (Increase)/decrease in inventory          30,159                (155,546)
 (Increase)/decrease in prepaid expenses    9,462                  28,386
 Increase/(decrease) in payables          159,364                  62,192
 Increase/(decrease) in accrued
  liabilities                              47,177                 155,015
 Increase/(decrease) in deposits           49,751                  42,477
					 --------               ---------
 Net Cash from Operating Activities      (100,256)                 23,099
					 --------               ---------
Net Cash From Investing Activities:
 Acquisition of Property                        -                       -

Net Cash From Financing Activities:
 Advances and Borrowing                    40,529                       -
 Principal increase (reduction)           (25,004)                (23,099)
					 --------               ---------
 Net Cash from Financing Activities        15,525                 (23,099)
					 --------               ---------
Net Increase/(Decrease) in Cash           (84,731)                      -

Beginning Cash Balance                    (84,731)                      -
					 --------               ---------
Ending Cash Balance                             -                       -
					 ========               =========

Supplemental Disclosures:
 Interest Paid                                  -                       -
 Taxes Paid                                     -                       -
 Issued common stock for debt                   -                 112,500
 Issued common stock for property               -                       -



See accompanying notes to financial statements

			THE KINGSLEY COACH, INC.
		     NOTES TO FINANCIAL STATEMENTS
	  For the Three Month Period Ended September 30, 2002
			      (Unaudited)

1. PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

Item 2. Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * The Company does not at this time have sufficient capital to fund significant growth. Unless additional capital is obtained, the Company will be unable to produce vehicles in sufficient quantities to meet demand.
     * The Company has had poor financial results recently, has incurred substantial losses, and has negative working capital. Management believes that the primary cause of these results has been a difficulty in obtaining from subcontractors the component parts for its vehicles in a timely fashion. To remedy the situation, Kingsley Coach has developed the ability to manufacture the entirety of its vehicle bodies in-house. However, until the Company has had experience with this new manufacturing process, there is a risk that it will not remedy the problems that caused poor financial results or that it may create new problems.
     * The Company has only one product line, which is a luxury motorhome.
       If there were an adverse change in the U.S. economy, the demand for luxury products could fall.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

     Results of Operations

     Sales during the quarter ended September 30, 2002 increased by 11% from sales during the quarter ended September 30, 2001. Sales in the recent quarter were, however, were 47% lower than sales in the first quarter of fiscal 2001, the last year in which we realized profitable operations. As we discussed in detail in our Annual Report for fiscal 2002, there were two primary causes for the dramatic reduction in our sales volume during the past five fiscal quarters: a lack of the capital resources necessary to maintain an inventory of finished vehicles, and our inability to obtain an adequate supply of subassemblies from our primary subcontractor.

     During the quarter ended September 30, 2002 we implemented our program to solve the problem of obtaining subassemblies. We moved our principal manufacturing facility from the building we had previously leased at the subcontractor's premises to a nearby 20,000 square foot plant. There we outfitted the production lines which we now use to manufacture the entire body and attach it to a truck chassis to create a Kingsley Coach.

     The effort involved in moving the greater portion of our production facilities disrupted our production efforts for most of the quarter, resulting in sales below the level at which we can be profitable. The move also led us to post an inordinately high "cost of sales" for the quarter, as we allocated the expenses of two production facilities to the small number of vehicles we completed during the period. The result was that our sales in the recent quarter produced negative gross margin.

     Although we posted significantly lower general and administrative expenses during the first quarter of fiscal 2003 than in the comparable period of fiscal 2002, the reduction occurred because in the quarter ended September 30, 2001 we incurred an expense of $232,500 as a result of issuing shares of our common stock to a number of consultants. When that extraordinary event is eliminated, general and administrative expenses were approximately equal in the recent quarter and the comparable quarter last year.

     Production is now fully underway in our new facility. Our lack of working capital continues to limit our production. However, we remain cautiously optimistic that our recent recapture of control over our inventory will enable us to make optimal use of the resources available to us, and improve operations in the near term.


Liquidity and Capital Resources

     Kingsley Coach currently has no line of credit or other source of financing. Until the past summer we were party to an Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. Recently, however, our inability to obtain an inventory of RV bodies has meant that we finish vehicles shortly after the RV body arrives at our plant. As a result, we have not been able to utilize the full value of the credit available to us from Deutsche Financing Services. During the recent quarter, therefore, Deutsche Financing Services cancelled the line of credit due to lack of use.
At September 30, 2002, we owed $96,798 under that agreement, on loans bearing interest at 12% to 13.5%

     At September 30, 2002 Kingsley Coach had a working capital deficit of $(1,376,320), a decline of $105,180 from our deficit at the end of June 2002. The primary reason for the decline is that we have a large liability for customer deposits that were received and used in prior periods. The cash that we now receive on delivery of a new vehicle is often not much greater than the cash we expended in producing the vehicle, since the cash profit on the sale is represented by the deposit. Until we obtain a source of financing other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     Until the ramp-up in expenses during calendar 2000 to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year 2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001 and fiscal 2002, however, our operations produced positive cash. In the recent quarter our operations used $100,256 in cash, in part due to the costs of relocating our production facilities. Our cash flow, therefore, is essentially a function of how aggressively we grow. If we remain cash poor, we will hold production at a level that can be sustained by cash from sales and down payments. If funds become available, we will increase production.

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


Item 3.  Controls and Procedures

     Ralph Dickenson, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Dickenson performed his evaluation.

PART II   -   OTHER INFORMATION


Item 5. Other Information (Executive Employment Agreement)

     The Company has entered into an agreement in principle with its new Vice President - Manufacturing, Mr. James C. LaRue. The agreement will have a term of two years, although the Company can terminate the agreement on payment of three months salary and bonus. The Company will pay Mr. LaRue an annual salary of $100,000 as well as a bonus. The annual bonus will equal 25% of the first $200,000 in pre-tax earnings realized by the Company, 20% of the next $500,000, and 2% of annual pre-tax earnings over $700,000. The Company also granted Mr. LaRue an option to purchase 200,000 shares at $.13 per share.


Item 6. Exhibits and reports on Form 8-K.

	Reports on Form 8-K: none.

	Exhibits: none.

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

			       THE KINGSLEY COACH, INC.

Date: November 18, 2002 By:    /s/ Ralph Dickenson
			       -----------------------------------
			       Ralph Dickenson, Chief Executive Officer &
			       Chief Financial Officer



			     CERTIFICATION

I, Ralph Dickenson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The Kingsley Coach, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 18, 2002        /s/ Ralph Dickenson
				--------------------------------------------
				Ralph Dickenson, Chief Executive Officer and
				 Chief Financial Officer