Form 10QSB
period 2002-12-31
KINGSLEY COACH INC
filed 2003-02-14
CIK 1026488

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                        Commission File No. 0-21733

                          THE KINGSLEY COACH, INC.
               ---------------------------------------------
              (Name of Small Business Issuer in its Charter)

      Delaware                                       23-3003600
     ----------------------------------------------------------------
    (State or Other Jurisdiction of              (I.R.S. Employer
     incorporation or organization)                I.D. No.)


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                        February 13, 2003
                        Common Voting Stock: 16,424,071

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No  [X]

                          The Kingsley Coach, Inc.
                               Balance Sheet
                             December 31, 2002
                                (Unaudited)
ASSETS

Current Assets:
 Accounts Receivable                        $    43,138
 Inventory                                      382,313
                                              ---------
    Total Current Assets                        425,451

Property & Equipment, net                       772,466

Other Assets:
 Prepaid Expenses                               154,594
 Deposits                                         3,650
                                              ---------
    Total Other Assets                          158,244
                                              ---------
Total Assets                                $ 1,356,161
                                              =========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
 Bank Overdraft Balance                     $   114,637
 Accounts Payable                               361,803
 Accrued Liabilities                            281,394
 Customer Deposits                              659,761
 Unearned Revenue                               269,000
 Line of Credit                                 186,247
 Current portion of Long Term Debt              216,600
                                              ---------
    Total Current Liabilities                 2,089,442
                                              ---------
Long Term Liabilities:
 Notes Payable                                  414,234
 Note Payable Shareholder                       233,878
 Less current portion of Long Term Debt        (216,600)
                                              ---------
    Total Long-term Liabilities                 431,512
                                              ---------
Total Liabilities                             2,520,954
                                              ---------

Stockholders' Deficit:
 Preferred Stock, $.00001 par value;
  authorized 5,000,000 shares, issued
  and outstanding -0- shares                          -
 Common Stock, $.00001 par value;
  authorized 30,000,000 shares, issued
  and outstanding 16,464,071 shares                 164
 Additional Paid-In Capital                   2,762,095
  Treasury Stock                                (14,000)
  Accumulated Deficit                        (3,913,051)
                                              ---------
    Total Stockholders' Deficit              (1,164,792)
                                              ---------
Total Liabilities & Stockholders' Deficit   $ 1,356,161
                                              =========



            See accompanying notes to financial statements

                         The Kingsley Coach, Inc.

                         Statements of Operations

                        For the Six Month Periods
                    ending December 31, 2002 and 2001
                               (Unaudited)

                                                 Six Months Ending
                                                -------------------
                                      December 31, 2002     December 31, 2001
                                      -----------------     -----------------
Revenue                                 $ 2,166,693           $ 1,203,692
Cost of Sales                            (2,119,955)           (1,169,486)
                                          ---------             ---------
Gross Margin                                 46,738                34,206

General & Administrative Expense            485,003               819,671
                                          ---------             ---------
Net Loss from Operations                   (438,264)             (785,465)

Other Income/(Expense):
   Other income                               9,197                   143
   Write-down of inventory                  (23,000)                    -
   Interest Expense, net                    (44,119)              (45,338)
                                          ---------             ---------
   Net other income                         (57,922)              (45,196)

Net Loss Before Tax                        (496,186)             (830,660)

Provision for Income Taxes                        -                     -
                                          ---------             ---------
Net Loss                                $  (496,186)          $  (830,660)
                                          =========             =========

Net Loss per share                      $     (0.03)          $    ( 0.06)
                                          =========             =========

Weighted Average Shares                  16,464,071            12,996,007
                                         ==========            ==========







              See accompanying notes to financial statements

                         The Kingsley Coach, Inc.

                         Statements of Operations

                       For the Three Month Periods
                    ending December 31, 2002 and 2001
                               (Unaudited)

                                               Three Months Ending
                                               -------------------
                                     December 31, 2002     December 31, 2001
                                     -----------------     -----------------

Revenue                                $ 1,422,658           $    532,585
Cost of Sales                           (1,316,985)              (667,314)
                                         ---------             ----------
Gross Margin                               105,673               (134,729)

General & Administrative Expense           327,108                425,411
                                         ---------             ----------
Net Loss from Operations                  (221,434)              (560,140)

Other Income/(Expense):
   Other income                                535                    (24)
   Write-down of inventory                 (23,000)                     -
   Interest Expense, net                   (36,648)               (14,533)
                                         ---------             ----------
   Net other income                        (59,113)               (14,557)

Net Loss Before Tax                       (280,547)              (574,697)

Provision for Income Taxes                       -                      -
                                         ---------             ----------
Net Loss                               $  (280,547)          $   (574,697)
                                         =========             ==========

Net Loss per share                     $     (0.02)          $     ( 0.04)
                                         =========             ==========

Weighted Average Shares                 16,464,071             14,997,223
                                        ==========             ==========







          See accompanying notes to financial statements

                         The Kingsley Coach, Inc.

                         Statements of Cash Flows

                         For the Six Month Periods
                    ending December 31, 2002 and 2001
                               (Unaudited)


                                               Six Month Period Ending
                                               -----------------------
                                       December 31, 2002    December 31, 2001
                                       -----------------    -----------------
Cash Flows from Operating Activities:
 Net Loss                                $ (496,186)          $ (830,660)

 Adjustments to reconcile net loss to
  net cash provided by/(used in)
  operating activities:

  Depreciation and amortization              26,678               41,526
  Stock issued for services performed             -              636,103
  (Increase)/decrease in receivables          4,188               12,927
  (Increase)/decrease in inventory          245,878              (58,125)
  (Increase)/decrease in prepaid expenses    25,216              (18,228)
  Increase/(decrease) in payables           212,514              (36,067)
  Increase/(decrease) in accrued
   liabilities                              191,589               46,041
  Increase/(decrease) in deposits          (308,942)             354,687
                                           --------             --------
  Net Cash from Operating Activities        (99,066)             148,204

Net Cash From Investing Activities:
  Proceeds from sale of demo                165,000                    -

Net Cash From Financing Activities:
  Advances and Borrowing                    (18,552)              82,379
  Principal increase (reduction)           (132,113)            (119,454)
                                           --------             --------
  Net Cash from Financing Activities       (150,665)             (37,075)

Net Increase/(Decrease) in Cash             (84,731)             111,129

Beginning Cash Balance                      (84,731)                   -
                                           --------              -------
Ending Cash Balance                      $        -           $  111,129

Supplemental Disclosures:
  Interest Paid                          $   44,119           $   45,338
  Taxes Paid                                      -                    -
  Issued common stock for debt                    -              250,000
  Issued common stock for property                -              400,000



              See accompanying notes to financial statements

                          THE KINGSLEY COACH, INC.
                       NOTES TO FINANCIAL STATEMENTS
              For the Six Month Period Ended December 31, 2002
                                (Unaudited)

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


2.       LINES OF CREDIT

At the end of December 2002, the Company received a loan of $100,000 from its principal vendor, in connection with a restructuring of the operational and financial relationship between the Company and the vendor. The loan does not bear interest. The loan will be satisfied by payment of a premium of $5,000 on the purchase price of the next twenty bodies purchased by the Company from the vendor. The Company's liability has been classified as "Current
Liabilities: Lines of Credit."

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

     * The Company has had poor financial results recently, has incurred substantial losses, and has negative working capital. Management believes that the primary cause of these results has been a difficulty in obtaining from subcontractors the bodies used in our vehicles in a timely fashion. To remedy the situation, Kingsley Coach has restructured its relationship with its primary vendor and has developed the ability to manufacture the entirety of its vehicle bodies in-house. However, until the Company has had experience with these new systems, there is a risk that it will not remedy the problems that caused poor financial results or that it may create new problems.

     * The Company has only one established product line, which is a luxury motorhome. Recently we have begun deliveries of a second line, which is a mobile medical unit. Nevertheless, if there is an adverse change in the U.S. economy, the demand for luxury products could fall.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

     Results of Operations

     Sales during the six months ended December 31, 2002 increased by 80% from sales during the six months ended December 31, 2001. The increase was primarily due to an improvement in our relationship with our primary vendor, which is now providing us vehicle bodies at an optimal rate. As a result, we were able to deliver six vehicles in the 2nd quarter, which led to an increase of 171% in quarterly sales compared to the 2nd quarter of fiscal 2002.

     During the quarter ended September 30, 2002, we moved our principal manufacturing facility from the building we had previously leased at the subcontractor's premises to a nearby 20,000 square foot plant. There we outfitted production lines which will enable us to manufacture an entire body and attach it to a truck chassis to create a Kingsley Coach. This new plant liberates us from a dependence on subcontractors, if our present relationship ever becomes unsatisfactory. During the 2nd quarter, however, we were still in the process of developing our new in-house manufacturing systems. Our allocated overheard, therefore, exceeded the allocated overhead used in our costing analyses, which resulted in a relatively small gross margin. We expect that when our new facility has reached full operational status, the ready supply of subassemblies that we are now receiving will enable us to operate with gross margins over 25%.

     Although we posted significantly lower general and administrative expenses during the first half of fiscal 2003 than in the comparable period of fiscal 2002, the reduction occurred because in the six months ended December 31, 2001 we incurred an expense of $636,103 as a result of issuing shares of our common stock to a number of consultants. When that extraordinary event is eliminated, general and administrative expenses had grown somewhat in the current year, primarily due to increased expenses attributable to staffing our new facilities.

     Our lack of working capital continues to limit our production.
However, we remain cautiously optimistic that our recent recapture of control over our inventory will enable us to make optimal use of the resources available to us, and improve operations in the near term.

Liquidity and Capital Resources

     Kingsley Coach currently has no bank line of credit or other source of bank or investor financing. Until the past summer we were party to an Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. Recently, however, our inability to obtain an inventory of RV bodies has meant that we finish vehicles shortly after the RV body arrives at our plant. As a result, we have not been able to utilize the full value of the credit available to us from Deutsche Financing Services. During the recent quarter, therefore, Deutsche Financing Services cancelled the line of credit due to lack of use. At December 31, 2002, we owed $86,247 under that agreement, on loans bearing interest at 12% to 13.5%

     Near the end of December 2002 we entered into a new operational and financial arrangement with our principal subcontractor. As part of that arrangement, the vendor loaned us $100,000 interest-free. The loan will be satisfied by payment of a $5,000 premium on the next 20 subassemblies that we purchase from the vendor. The vendor is also providing us certain short-term credit on the parts purchased from the vendor.

     At December 31, 2002 Kingsley Coach had a working capital deficit of $(1,663,991), a decline of $392,851 from our deficit at the end of June 2002. The primary reason for the decline is that we have a large liability for customer deposits that were received and used in prior periods. The cash that we now receive on delivery of a new vehicle is often not much greater than the cash we expended in producing the vehicle, since the cash profit on the sale is represented by the deposit. Until we obtain a source of financing other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     Until the ramp-up in expenses during calendar 2000 to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year 2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001 and fiscal
2002, however, our operations produced positive cash. In the recent six month period our operations used $99,066 in cash, in part due to the costs of relocating our production facilities in the 1st quarter. During the 2nd quarter operations produced $1,190 in cash. Our cash flow, therefore, is essentially a function of how aggressively we grow. If we remain cash poor, we will hold production at a level that can be sustained by cash from sales and down payments. If funds become available, we will increase production.

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

Item 5.  Other Information (Executive Employment)

During the quarter ended December 31, 2002 the Company ended its relationship with its Vice President - Manufacturing, Mr. James C. LaRue.

Item 6.   Exhibits and reports on Form 8-K.

          Reports on Form 8-K: none.

          Exhibits: none.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE KINGSLEY COACH, INC.

     Date: February 13, 2003       By:  /s/ Ralph Dickenson
                                   -----------------------------------
                                   Ralph Dickenson, Chief Executive
                                   Officer & Chief Financial Officer

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

Date: February 13, 2003           /s/ Ralph Dickenson
                                  ------------------------------------
                                  Ralph Dickenson, Chief Executive
                                  Officer and Chief Financial Officer