Form 10QSB
period 2003-03-31
KINGSLEY COACH INC
filed 2003-05-20
CIK 1026488

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003


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

                          Yes [X]      No   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                        May 16, 2003
                        Common Voting Stock: 16,794,072

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                      The Kingsley Coach, Inc.
                            Balance Sheet
                           March 31, 2003
                           (Unaudited)


ASSETS

Current Assets:
  Accounts Receivable                $     53,448
  Inventory                               332,043
                                        ---------
Total Current Assets                      385,492
                                        ---------

Property & Equipment, net                 756,052

Other Assets:
  Prepaid Expenses                        143,840
  Deposits                                  3,650
                                        ---------
Total Other Assets                        147,490
                                        ---------
Total Assets                         $  1,289,034
                                        =========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
  Bank Overdraft Balance             $     97,452
  Accounts Payable                        291,838
  Accrued Liabilities                     244,598
  Customer Deposits                       735,952
  Unearned Revenue                        269,000
  Line of Credit                           86,247
  Current portion of Long Term Debt       222,000
                                        ---------
Total Current Liabilities               1,947,087
                                        ---------
Long Term Liabilities:
  Notes Payable                           614,235
  Note Payable Shareholder                233,878
  Less current portion of Long Term Debt (222,000)
                                        ---------
Total Long-term Liabilities               626,113
                                        ---------
Total Liabilities                       2,573,200
                                        ---------
Stockholders' Deficit:
  Preferred Stock, $.00001 par value;
   authorized 5,000,000 shares,
   issued and outstanding -0- shares            -
  Common Stock, $.00001 par value;
   authorized 30,000,000 shares,
   issued and outstanding 16,464,071
   shares                                     165
  Additional Paid-In Capital            2,762,094
  Treasury Stock                          (14,000)
  Accumulated Deficit                  (4,032,425)
                                        ---------
Total Stockholders' Deficit            (1,284,166)
                                        ---------
Total Liabilities & Stockholders'
 Deficit                               $1,289,034
                                        =========


See accompanying notes to financial statements

                          The Kingsley Coach, Inc.
                          Statements of Operations

                         For the Nine Month Periods
                       ending March 31, 2003 and 2002
                                (Unaudited)

                                                Nine Months Ending
                                            -------------------------
                                         March 31, 2003      March 31, 2002
                                         --------------      --------------

Revenue                                  $ 2,634,690           $ 1,918,664
Cost of Sales                             (2,533,051)           (1,946,129)
                                           ---------             ---------
Gross Margin                                 101,638               (27,465)

General & Administrative Expense             651,533             1,041,682
                                           ---------             ---------
Net Loss from Operations                    (549,895)           (1,069,147)

Other Income/(Expense):

 Other income                                  9,239                     -
 Write down of inventory                     (23,000)               (2,364)
 Interest Expense, net                       (51,902)              (54,755)
                                           ---------             ---------
 Net other income                            (65,664)              (57,119)

Net Loss Before Tax                         (615,558)           (1,126,266)

Provision for Income Taxes                         -                     -
                                           ---------             ---------
Net Loss                                  $ (615,558)          $(1,126,266)
                                           =========             =========

Net Loss per share                        $    (0.04)          $    ( 0.08)
                                           =========             =========

Weighted Average Shares                   16,464,071            14,135,152
                                          ==========            ==========





See accompanying notes to financial statements

                           The Kingsley Coach, Inc.
                           Statements of Operations
                         For the Three Month Periods
                       ending March 31, 2003 and 2002
                                (Unaudited)

                                                  Three Months Ending
                                             ---------------------------
                                       March 31, 2003        March 31, 2002
                                       --------------        --------------

Revenue                                 $   467,997           $   714,972
Cost of Sales                              (413,096)             (776,643)
                                          ---------             ---------
Gross Margin                                 54,900               (61,671)

General & Administrative Expense            166,530               222,011
                                          ---------             ---------
Net Loss from Operations                   (111,630)             (283,682)

Other Income/(Expense):

  Other income                                   42                     -
  Writedown of inventory                         -                 (2,507)
  Interest Expense, net                      (7,783)               (9,417)
                                           --------             ---------
  Net other income                           (7,742)              (11,924)

Net Loss Before Tax                        (119,371)             (295,606)

Provision for Income Taxes                        -                     -
                                           --------             ---------
Net Loss                                $  (119,371)          $  (295,606)
                                           ========             =========

Net Loss per share                      $     (0.01)          $    ( 0.02)
                                           ========             =========

Weighted Average Shares                  16,464,071            16,464,071
                                         ==========            ==========





See accompanying notes to financial statements

                         The Kingsley Coach, Inc.
                         Statements of Cash Flows
                        For the Nine Month Periods
                     ending March 31, 2003 and 2002
                               (Unaudited)


                                           Nine Month Period Ending
                                          --------------------------
                                       March 31, 2003      March 31, 2002
                                      ----------------    ----------------
Cash Flows from Operating Activities:
  Net Loss                                 $ (615,558)      $(1,126,266)

  Adjustments to reconcile net loss to
   net cash provided by/(used in)
   operating activities:
   Depreciation and amortization               43,091            71,927
   Write down of inventory                     23,000                 -
   Stock issued for services performed              -           636,103
   (Increase)/decrease in receivables         (33,083)          (80,233)
   (Increase)/decrease in inventory           273,148           181,600
   (Increase)/decrease in prepaid expenses     35,970            47,658
   Increase/(decrease) in payables            142,547           (14,829)
   Increase/(decrease) in accrued
    liabilities                               137,259            86,361
   Increase/(decrease) in deposits           (232,751)          396,650
                                             --------          --------
  Net Cash from Operating Activities         (226,377)          198,971
                                             --------          --------

Net Cash From Investing Activities:
  Proceeds from sale of demo                  165,000                 -
                                             --------          --------
  Net Cash from Investing Activities          165,000                 -
                                             --------          --------
Net Cash From Financing Activities:
  Advances and Borrowing                            -            82,379
  Principal increase (reduction)              (23,354)         (281,350)
                                             --------          --------
  Net Cash from Financing Activities          (23,354)         (198,971)
                                             --------          --------

Net Increase/(Decrease) in Cash               (84,731)                -
Beginning Cash Balance                         84,731                 -
                                             --------          --------
Ending Cash Balance                        $        0       $         0
                                             ========          ========

Supplemental Disclosures:
  Interest Paid                            $   51,902       $    54,755
  Taxes Paid                                        -                 -
  Issued common stock for debt                      -           250,000
  Issued common stock for property                  -           400,000



See accompanying notes to financial statements

                          THE KINGSLEY COACH, INC.
                      NOTES TO FINANCIAL STATEMENTS
             For the Nine Month Period Ended March 31, 2003
                               (Unaudited)

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


2.       LINES OF CREDIT

In December 2002 and January 2003, the Company received a loan of $200,000 from its principal vendor, in connection with a restructuring of the operational and financial relationship between the Company and the vendor.
The loan does not bear interest. The loan will be satisfied by payment of a premium of $5,000 on the purchase price of the next twenty bodies purchased by the Company from the vendor. The Company's liability has been classified as "Notes Payable," with a portion classified as a current liability based on the anticipated rate of amortization of the loan.




Item 2.  Management Discussion and Analysis

  Forward-looking Statements

  This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * The Company does not at this time have sufficient capital to fund significant growth. Unless additional capital is obtained, the Company will be unable to produce vehicles in sufficient quantities to meet demand.
     * The Company has had poor financial results recently, has incurred substantial losses, and has negative working capital. This situation makes it difficult to both fund production and satisfy past liabilities as they come due. As a result, there is a risk that the Company will not be able to sustain operations without additional capital.
     * The Company has only one established product line, which is a luxury motorhome. Recently we have begun deliveries of a second line, which is a mobile medical unit. Nevertheless, if there is an adverse change in the U.S. economy, the demand for luxury products could fall.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

     Results of Operations

     Sales during the nine months ended March 31, 2003 increased by 37% from sales during the nine months ended March 31, 2002. The increase was primarily due to an improvement in our relationship with our primary vendor, which is now providing us vehicle bodies at an optimal rate. As a result, we were able to deliver six vehicles in the 2nd quarter, which led to an increase of 171% in quarterly sales compared to the 2nd quarter of fiscal 2002. Our production rate fell in the third quarter, however, when we only delivered two vehicles. The fall-off was a result of difficulties in funding production and delays in customers taking vehicles. We do not expect the fall-off to continue, but expect production to again increase.

     During the quarter ended September 30, 2002, we moved our principal manufacturing facility from the building we had previously leased at the subcontractor's premises to a nearby 20,000 square foot plant. There we outfitted production lines which will enable us to manufacture an entire body and attach it to a truck chassis to create a Kingsley Coach. This new plant liberates us from a dependence on subcontractors, if our present relationship ever becomes unsatisfactory. During the 2nd and 3rd quarters, however, we were still in the process of developing our new in-house manufacturing systems.
Our allocated overheard, therefore, exceeded the allocated overhead used in our costing analyses, which resulted in a relatively small gross margin. We expect that when our new facility has reached full operational status, the ready supply of subassemblies that we are now receiving will enable us to operate with gross margins over 25%.

     Although we posted significantly lower general and administrative expenses during the first nine months of fiscal 2003 than in the comparable period of fiscal 2002, the reduction occurred because in the nine months ended March 31, 2002 we incurred an expense of $636,103 as a result of issuing shares of our common stock to a number of consultants. When that extraordinary event is eliminated, general and administrative expenses had grown somewhat in the current year, primarily due to increased expenses attributable to staffing our new facilities.

     Our lack of working capital continues to limit our production. However, we remain cautiously optimistic that our recent recapture of control over our inventory will enable us to make optimal use of the resources available to us, and improve operations in the near term.

Liquidity and Capital Resources

     Kingsley Coach currently has no bank line of credit or other source of bank or investor financing. Until the past summer we were party to an Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. Recently, however, our inability to obtain an inventory of RV bodies has meant that we finish vehicles shortly after the RV body arrives at our plant. As a result, we were not able to utilize the full value of the credit available to us from Deutsche Financing Services. Several months ago, therefore, Deutsche Financing Services cancelled the line of credit due to lack of use. At March 31, 2003, we owed $86,247 under that agreement, on loans bearing interest at 12% to 13.5%

     Near the end of December 2002 we entered into a new operational and financial arrangement with our principal subcontractor. As part of that arrangement, the vendor loaned us $200,000 interest-free. The loan will be satisfied by payment of a $5,000 premium on the next 40 subassemblies that we purchase from the vendor. The vendor is also providing us certain short-term credit on the parts purchased from the vendor.

     At March 31, 2003 Kingsley Coach had a working capital deficit of $(1,561,595), a decline of $290,455 from our deficit at the end of June 2002. The primary reason for the decline is that we have a large liability for customer deposits that were received and used in prior periods. The cash that we now receive on delivery of a new vehicle is often not much greater than the cash we expended in producing the vehicle, since the cash profit on the sale is represented by the deposit. Until we obtain a source of financing other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     Until the ramp-up in expenses during calendar 2000 to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year 2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001 and fiscal 2002, however, our operations produced positive cash. In the recent nine month period our operations used $226,377 in cash, in part due to the costs of relocating our production facilities in the 1st quarter. During the 2nd quarter operations produced $1,190 in cash. In the 3rd quarter operations used $127,311, since our delivery of only two vehicles was not a sufficient business stream to fund operations. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow. If we remain cash poor, we will hold production at a level that can be sustained by cash from sales and down payments. If funds become available, we will increase production.

     The Company should be able to sustain operations for the indefinite future with its present resources. When cash is short, however, the only feasible method of sustaining operations is to delay production. This in turn slows growth and damages our marketing abilities. Accordingly, the Company is engaged in seeking sources of financing to enable the Company to fund the growth at a rate determined by market demand.

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

          99  Section 906 Certification

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE KINGSLEY COACH, INC.

     Date: May 19, 2003            By: /s/ Ralph Dickenson
                                   ---------------------------------
                                   Ralph Dickenson, Chief Executive
                                   Officer & Chief Financial Officer




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

Date: May 19, 2003                 /s/ Ralph Dickenson
                                  -----------------------------------
                                  Ralph Dickenson, Chief Executive
                                  Officer and Chief Financial Officer

                    *       *       *       *       *



                                         EXHIBIT 99

                          Section 906 Certification

The undersigned officer certifies that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of The Kingsley Coach, Inc.

A signed original of this written statement required by Section 906 has been provided to The Kingsley Coach, Inc. and will be retained by The Kingsley Coach, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

May 19, 2003        /s/ Ralph Dickenson
                    -------------------------------------------------
                    Ralph Dickenson
                    (Chief executive officer and chief financial officer)