Form 10KSB
period 2003-06-30
KINGSLEY COACH INC
filed 2003-10-10
CIK 1026488

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                            _____________________

                                 FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
     EXCHANGE ACT OF 1934.

    For the fiscal year ended June 30, 2003.

                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                        Commission File No. 0-21733

                           THE KINGSLEY COACH, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)


      Delaware                                       23-3003600
 ---------------------------------------------------------------------------
 (State or other jurisdiction                 (I.R.S. Employer ID Number)
  of incorporation or organization)

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

  State the issuer's revenues for its most recent fiscal year: $ 3,768,619.

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

  The aggregate market value of the Registrant's common stock, $.00001 par value, held by non-affiliates as of October 3, 2003 was $1,664,273.

  As of October 3, 2003, the number of shares outstanding of the Registrant's common stock was 17,383,072 shares, $.00001 par value.

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

     * The Company has had poor financial results recently, has incurred substantial losses, and has negative working capital. Although many factors have contributed to this situation, the primary current cause of the situation is the Company's inability to fund production at a rate sufficient for the Company to be profitable. Unless additional capital is obtained, the Company is likely to continue to incur losses.

     * The Company has only one executive officer employed full-time, its President. Until the Company's financial condition improves, it is unlikely that the Company will be able to attract additional competent management. Therefore the Company will depend on its President alone for its executive decision-making.


     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.


                                   PART 1

Item 1.  Business

     The Kingsley Coach

     The Kingsley Coach, Inc. (the "Company") is engaged in the business of manufacturing motorhomes, medical transport vehicles and emergency response vehicles, all under the tradename "Kingsley Coach." Although available for a broad variety of uses, each Kingsley Coach has the same sturdy and stable structural design, which characterizes the vehicle as a "Kingsley Coach."

     The Kingsley Coach, in essence, is a vehicle body (be it an R.V. body or a speciality body) mounted onto a stretched truck chassis. We open the back of the cab and weld the body to the open frame, creating a walk-through vehicle with the safety of uni-body construction. In the R.V. industry, the
direct competitors of the Kingsley Coach are the Type A Motorhomes.   But the
construction and features of the Kingsley Coach distinguish it from any motorhome on the road today:

     *  The walls are 2" thick.  The floor and the roof are double-reinforced.

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

     * A Kingsley Coach can be serviced at almost any truck stop, whereas a conventional motorhome generally needs a motorhome mechanic. In addition, a Kingsley Coach carries reserve tanks that hold up to a full week's supply of power and water, and is equipped with our proprietary gray water system that extends the water supply significantly. So a Kingsley Coach can cover much more ground between RV stops than a conventional motorhome.

     * The Kingsley Coach looks like a truck, but is as user-friendly as a sedan. It features automatic transmission, cruise control, and a rear-view, back-up camera.

     * Our proprietary technology makes the possible uses of a Kingsley Coach almost limitless. For example, our patented loading lift enables you to carry any manner of cargo in the rear compartment - be it motorcycles, snowmobiles, or ATVs.

     Recreational Vehicles

     The Company has been selling the Kingsley Coach as a recreational vehicle since 1996. Until the summer of 2000, however, all of the vehicles we sold were custom-made, often using the customer's own truck. Today we continue to offer customers the option of custom-designing their own Kingsley Coach. However, our customers increasingly opt for one of the pre-designed models we now offer in the Camelot series:

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

     Camelot Lancelot - 34' Model. The Lancelot retains the overall luxury characteristic of the Camelot line. It is priced, however, to appeal to customers whose buying decisions are more price-sensitive or who are simply more comfortable in a less-imposing vehicle.

     During the past summer we introduced the prototype for a new line of recreational vehicles that we call the "Echo." The Echo will be a fully-standardized vehicle that will be produced in assembly-line fashion at our facility in Minnesota. Because of the standardization, we will be able to purchase components for the Echo in bulk, thereby reducing materials cost substantially. In addition, we expect the production of an Echo will require approximately 25% of the man-hours we now devote to manufacturing a Camelot model. The Echo, therefore, will be a relatively low-cost vehicle that will appeal to a broad market, but a vehicle that should generate relatively high margins for Kingsley Coach. We expect to begin marketing the Echo as soon as we obtain the funds needed for establishing the assembly line and purchasing raw materials.

     Custom Manufacturing

     Until mid-2000, every Kingsley Coach has been custom-manufactured, often by conversion of a tractor previously owned and used by the customer. Our development of standardized designs and our entry into assembly line manufacturing have lowered our product cost substantially, and provided us access to a much wider market. We expect, however, that there will still be a number of our customers who will opt for a uniquely-designed product.
So we will continue to offer customers the option of a Kingsley Coach designed entirely to their specifications.

     These "Roadmasters" generally contain elaborate amenities, and retail for approximately 50% more than our Camelot models. Because the market for $500,000 recreational vehicles is limited, however, we expect that production of the Roadmasters will not grow as rapidly as production of the Camelot and Echo series.


     Mobile Medical Vehicles

     The same characteristics that make the Kingsley Coach attractive in the vacation market make it suitable for use in a wide variety of specialized applications. The unique stability that allows you to speed down a highway without losing your equilibrium likewise allows you to carry a CAT scanner through a city of potholed streets without losing its calibration. So in the past year we have established our Medical Coach as a distinct and growing product line.

     The Kingsley Coach is now marketed as the platform that carries PET (Positron Emission Tomography) scanners manufactured by CPS Innovations and distributed by Hitachi Medical Systems America. To date we have delivered four of these units, each to a physician who uses the vehicle to provide scanning services at multiple locations. The demand for this product alone appears to be sufficient that it could fill our production capacity for several years. Should we chose to expand, however, we can readily produce a Kingsley Coach that can transport virtually any large mobile medical device, be it a Magnetic Resonance Imaging system, a Cardiac Catheterization lab, or a CT scanner. The ability of the Kingsley Coach to safely carry motion-sensitive equipment over all types of road conditions makes it an ideal platform for the mobile medical industry.

     Our Medical Coach incorporates many of the luxury features of our RV models: wood paneling, comfort seating in the waiting area, high-end stereo system, etc. The interior is appointed to provide the medical technician and his patients an environment that respects their dignity and reduces the stress of the medical event as much as possible. Behind the interior paneling, however, are walls of lead. And beneath the carpeted floor is an electric harness suited for the $2 million medical system that the coach carries. The entire 54,000 pound vehicle rides on a suspension specially designed to assure that neither highway speed nor city potholes jars the microscopic calibration of the scanner inside.

     Emergency Response Vehicles

     Lack of financial resources has been the only impediment to our entry into a third market - emergency response vehicles. In the past year our factory has been visited by a number of government officials attracted by the power and durability of the Kingsley Coach and by the ability of our staff to install complicated electrical systems throughout the vehicle. Already we have schematics completed in response to an rfp by one state government seeking an emergency vehicle that can carry multiple communications systems safely into a disaster environment. As governments throughout our country, in response to 9/11, implement upgrades to their emergency response programs, a market ideally suited to the Kingsley Coach is opening up. Vehicles in this market often sell for $600,000 and up, but the up-front capital commitment by the manufacturer is similarly large. We need only money and personnel to be able to take advantage of that market.


     Production

     The production of a Kingsley Coach is conceptually simple:

     *  We contract for a truck chassis, made to order;
     *  We obtain a body, made to our specifications;
     *  We fabricate a heavy-duty lower section for storage and stability;
     * We buy some miscellaneous off-the-shelf components (generators, tanks, inverters, and the like); and
     *  We bolt and weld it all together.

     Until very recently, all of the bodies for our RVs were manufactured by Thor America, one of America's leading producers of RVs, and our facilities were located on the Thor America campus in Middleburg PA. For several years, however, we had difficulties in obtaining the supply of bodies we needed from Thor, and the effect on our revenues was devastating. So when our contract with Thor ended, we relocated our fabrication facility from the Thor America campus to another location in Middleburg, and set about restructuring our relationship with Thor America. Today we have the happy combination of a new, favorable relationship with Thor and the ability to produce our own RV bodies, should the supply from Thor America prove inadequate. In addition, we have recently begun to use a second source for RV bodies, and that relationship could be expanded. With this combination of sources, we do not expect to experience any difficulty in obtaining the RV bodies we need on schedule.

     The bodies for our Medical Coaches require a specialist in lead fabrication to prepare the walls. We have located a number of fabricators capable of performing this service, and have experienced no problem in obtaining these bodies.

     Sales and Marketing

     To date, the Kingsley Coach has been marketed mostly by word of mouth, supplemented by occasional print ads in trucking and RV magazines. A prime component of our promotional program are our appearances at RV shows and upscale sporting events. These appearances are targeted to gain Kingsley Coach brand recognition among financially successful Baby Boomers. Without the capital necessary to ramp up production, however, a more aggressive marketing campaign would be counterproductive. Nevertheless, the feedback we receive from our appearances indicates that there is a substantial market available for our product.

     The Kingsley Coach is sold directly and through a dealer network. To date, we have appointed dealers in Texas and eastern Florida. As our production capabilities become sufficient to service added demand, we will expand our network incrementally until it reaches nationwide. In the meanwhile, we have contracted with Four State Trucking of Joplin, Missouri to serve as our national dealer on a non-exclusive basis. Our agreement with Four States required Four States to pay a $300,000 deposit on the purchase of 50 units (i.e. $6,000 deposit per unit).

     No single customer accounted for more than 10% of the Company's sales during the years ended June 30, 2003, 2002 or 2001.

     Backlog

     On October 6, 2003 the Company's backlog was 11 units, representing $2,481,000 in potential sales. On October 6, 2002, the backlog was 15 units ($3,300,000 in potential sales). The reduction in total backlog reflects our improved productivity, as we are now able to obtain bodies when needed.

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

     Research and Development

     Until July of 2000, the Company was still developing its products. Accordingly, research and development until that time represented nearly 30% of sales:$330,000 in the six months ended June 30, 2000, $850,000 in the year ended December 31, 1999 and $600,000 in the year ended December 31, 1998. Beginning in the 2001 fiscal year, we have been marketing the products previously developed. Accordingly, our research and development expense was reduced to $123,400 during the year ended June 30, 2003, $92,500 during the year ended June 30, 2002 and $68,000 during the year ended June 30, 2001.

     Employees

     The Company currently employs 25 individuals. 4 are employed in administrative positions, 2 in sales and marketing positions, and 19 in production. None of the Company's employees are members of a union. The Company believes that its relations with its employees are good.



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

     None.


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




                                               Bid
                                       ---------------------
             Quarter Ending             High          Low

             September 30, 2001       $    .34     $    .06
             December 31, 2001        $    .12     $    .05
             March 31, 2002           $    .09     $    .04
             June 30, 2002            $    .13     $    .05


             September 30, 2002       $    .12     $    .06
             December 31, 2002        $    .19     $    .05
             March 31, 2003           $    .20     $    .05
             June 30, 2003            $    .23     $    .05


     (b) Shareholders

     Our shareholders list contains the names of 441 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 800.

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



Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     Sales during the year ended June 30, 2003 increased by 47% from sales during the year ended June 30, 2002. Sales were particularly strong in the 4th quarter of 2003, when we recorded $1,133,929 in revenue. In that quarter, for the first time, the several growth strategies we implemented in the past year all became effective and interactive. These growth strategies included the following:

     * During the winter of 2002-2003 we revised our relationship with Thor America, which manufactures most of the bodies for our RVs. So during the second half of fiscal 2003, we obtained bodies from Thor as we needed them, on terms that have been cost-efficient for us. This enabled us to substantially reduce our backlog for the first time in several years.

     * In the summer of 2002 we moved our principal manufacturing facility from the building we had previously leased at Thor America's premises to a nearby 20,000 square foot plant. There we outfitted new, more efficient production lines, and assumed a far greater role in production of bodies than we had previously born. This permitted us to produce vehicles at a faster rate.

     * Because our ability to deliver vehicles on a reasonable schedule has improved, we have been able to negotiate better terms with our customers, and to attract more advantageous sales. As a result, the average price of the vehicles we delivered in fiscal 2003 was significantly higher than our average price in fiscal 2002.

     * Our new line of medical coaches have become a steady source of business, which is expected to increase in the future to the extent that our resources will permit.

     Of equal importance to the increase in sales is the fact that gross margin on our sales in fiscal 2003 was over 23%, approaching our goal of 25%. By comparison, our gross margin was almost negligible in fiscal 2002. The primary reasons for the increase in gross margin were:

     * In our new facility we have substantially increased the role of our in-house production team in manufacturing bodies. Whereas in the past bodies were delivered to us nearly complete, we now receive them in bare bones condition and complete the outfitting in our own facility. Our cost analysis indicates that this increase in the in-house component of our manufacturing has reduced the per-unit production cost of our vehicles by $16,832.

     * We are now purchasing RV bodies from Thor America at prices substantially lower than in earlier years. In addition, while our plant was located on the Thor America campus, we paid Thor a $5,000 per unit fee. That fee was eliminated when we moved.

     * The Medical Coaches that we now produce are highly standardized - the customization is limited primarily to matters of appearance and comfort, which are not labor intensive. With each Medical Coach that we produce, our gross margin increases significantly, in direct proportion to our learning curve. In addition, the marketing effort involved is just a fraction of that involved in marketing to the public.

     Despite the improvement in gross margin, we continued to record a loss for fiscal 2003, due to general and administrative expenses that were disproportionate to our revenues. Although we posted lower general and administrative expenses during fiscal 2003 than in fiscal 2002, the reduction occurred because in fiscal 2002 we incurred an expense of $636,103 as a result of issuing shares of our common stock to a number of consultants. When that event is eliminated, general and administrative expenses had grown in fiscal 2003, primarily due to increased expenses attributable to staffing our new facilities. These expenses will continue to be disproportionate to sales until we are able to fund an increase in production sufficient to utilize our production capacity profitably.

     Our lack of working capital continues to limit our production. As a result, we have almost no inventory of finished or near-finished products, and are required to build vehicles only to order. This situation (a) limits our potential customers to those willing to wait many months for delivery and (b) eliminates our reportable revenue if there is any interruption in our production activities (as occurred in fiscal 2002), as we have no sales from inventory that can carry us through a trough in production. This situation does not preclude us from achieving profitability - we had the same lack of inventory in fiscal 2001, and achieved profits in that year. But the situation does put our prospects for profitability at considerable risk.

     The recent completion of the prototype for our new "Echo" model represents a step towards a proper inventory situation, as it will be a fully-standardized unit produced on a very cost-efficient assembly line. We are currently seeking private funds that will enable us to outfit that assembly line in our Minnesota facility and purchase raw materials for the Echo. If we are successful in that search, the Echo should make a significant contribution to our return to profitablity.


Liquidity and Capital Resources

     Kingsley Coach currently has no bank line of credit or other source of bank or investor financing. Until the past summer we were party to an Agreement for Wholesale Financing that we made with Deutsche Financing Services on November 1, 1999. During 2002, however, our inability to obtain an inventory of RV bodies meant that we finished vehicles shortly after the RV body arrives at our plant. As a result, we were not able to utilize the full value of the credit available to us from Deutsche Financing Services. In the Fall of 2002, therefore, Deutsche Financing Services cancelled the line of credit due to lack of use. At June 30, 2003, we owed $71,271 under that agreement, on loans bearing interest at 12% to 13.5%.

     Near the end of December 2002 we entered into a new operational and financial arrange ment with our principal subcontractor. As part of that arrangement, the vendor loaned us $200,000 interest-free. The loan will be satisfied by payment of a $5,000 premium on the next 40 subassemblies that we purchase from the vendor.

     At June 30, 2003 Kingsley Coach had a working capital deficit of $(1,638,084), a decline of $366,944 from our deficit at the end of June 2002. The primary reason for the decline is that we have a large liability for customer deposits that were received and used in prior periods. The cash that we now receive on delivery of a new vehicle is often not much greater than the cash we expended in producing the vehicle, since the cash profit on the sale is represented by the deposit. Until we obtain a source of financing other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     Until the ramp-up in expenses during calendar 2000 to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year 2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001 and fiscal 2002, however, our operations produced positive cash. In the nine month period that ended on March 31, 2003 our operations used $226,377 in cash, in part due to the costs of relocating our production facilities. In the 4th quarter, however, operations generated $288,218 in cash, resulting in positive cash flow from operations for fiscal 2003. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow. If we remain cash poor, we will hold production at a level that can be sustained by cash from sales and down payments. If funds become available, we will increase production.

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

Item 8A. Controls and Procedures

     Ralph Dickenson, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2003. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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




                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                       Director
Name                 Age   Position with the Company       Since
------------------------------------------------------------------------------
Ralph Dickenson       63   Chairman (CEO, CFO)             1998
Verdo Lancaster       65   Director, Vice President        1998
Catherine Rimes       42   Director                        1998
James Whitehead       60   Director                        1998
George O. R. Carlson  62   Director                        2001


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

     Verdo Lancaster has been self-employed for the past seven years as a gospel singer. Previously, Mr. Lancaster owned and operated a number of trailer home distributorships in Louisiana.

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

     George O.R. Carlson is an engineer, who has been involved in the development of the Kingsley Coach since 1996. Mr. Carlson's services are provided to Kingsley Coach by DRK Inc. pursuant to our Management Services Agreement with DRK. Mr. Carlson is the uncle of Catherine Rimes, a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2003.


Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Ralph Dickenson, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended
June 30, 2003, 2002 and 2001. Mr. Dickenson was the Company's Chief Executive Officer until March 1, 2000, and again since March 1, 2001. There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2003 exceeded $100,000.
                                                   Long-Term
                      Compensation                Compensation
                    Year      Salary         Stock Options Granted
----------------------------------------------------------------------------
Ralph Dickenson     2003      $18,124                  -
                    2002      $18,000                  -
                    2001      $ 7,494             75,000


     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Management Services Agreement

     The Company is party to a Management Services Agreement with DRK Inc. dated May 7, 1999, which was amended as of February 20, 2003. The owners of DRK are Catherine Rimes and George O.R. Carlson, who are members of the Kingsley Coach Board of Directors. Ralph Dickenson acts, from time to time, as a business consultant to DRK.

     The Agreement, as amended, is an at-will arrangement. It provides that DRK will provide personnel to perform management, design, development and operational services. In compensation, the Company is required to pay DRK its out-of-pocket expenses incurred in providing the personnel, including salaries. During the year ended June 30, 2003, DRK provided to the Company the services of 9 non-officer employees, including full and part-time employees. In compensation for those services, the Company paid $396,600 to DRK.

     When the Agreement was first made, the Company granted 1,000,000 shares of restricted stock to DRK, which DRK was to retain only if the Company achieves certain sales and net income targets during each of the five years between July 1, 2000 and June 30, 2005. In the year ended June 30, 2001 the Company achieved the net income target but fell short of the sales target. However, in lieu of cancelling 200,000 shares owned by DRK due to the shortfall, as provided in the Agreement, the Company accepted a waiver by DRK of $168,123 due to it from the Company. In the year ended June 30, 2002 the Company fell short of both targets. Accordingly, DRK surrendered 200,000 of the restricted shares to the Company.

     In February 2003 the parties modified the Agreement. DRK waived certain financial incentives which had been included in the original Agreement. In consideration of that concession and other financial concessions and services performed by DRK in the past, the Company released its lien on the 600,000 shares that remained subject to the Agreement.

     Equity Grants

     In October of 2000, the Board of Directors issued to each of its members a five year option to purchase 75,000 shares of the Company's common stock. The option is exercisable at an average price of $.95 per share. The market price on the date of grant was $.56.

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended June 30, 2003 and those options held by him on June 30, 2003.

              Option Grants in the Last Fiscal Year

                        Percent
                        of total                           Potential realizable
          Number of     options                              value at assumed
          securities    granted to                            annual rates of
          underlying    employees    Exercise                 appreciation of
          option        in fiscal    Price        Expiration  for option term
Name      granted       year         ($/share)    Date        5%         10%
------------------------------------------------------------------------------
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

     *  Ralph Dickenson;

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 17,383,072 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

                                Amount and
                                Nature of
Name and Address                Beneficial          Percentage
of Beneficial Owner(1)          Ownership           of Class
------------------------------------------------------------------
Ralph Dickenson                  75,000(3)             0.4%
Verdo Lancaster               1,190,961(3)             6.8%
Catherine Rimes               2,478,785(2) (3)        14.2%
James Whitehead                 138,995(3)             0.8%
George Carlson                2,395,785(2)            13.8%

All officers and directors
 as a group (5 persons)       3,923,741               22.2%

Matco, Incorporated           5,000,000               28.8%
 4602 230th Court, NW
 St. Francis, MN 55070

DRK, Inc.                     2,355,785(2)            13.6%
 3118 162nd Lane
 Andover, MN 55304
______________________________

(1) The address of each shareholder, unless otherwise noted, is c/o The Kingsley Coach, Inc., 180 U.S. Highway 522, Middleburg, PA 17842.

(2) DRK, Inc. is a Minnesota corporation which received 1,000,000 shares pursuant to a Management Services Agreement with Kingsley Coach. Catherine Rimes and George Carlson each own 50% of the outstanding shares of DRK, and are thus deemed to be the beneficial owners of DRK's shares.

(3)  Includes presently-exercisable option to purchase 75,000 shares.


Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2003.

                                                               Number of
                        Number of                              securities
                        securities          Weighted           remaining
                        to be issued        average            available
                        upon exercise       exercise price     for future
                        of outstanding      of outstanding     issuance
                        options,            options,           under equity
                        warrants            warrants           compensation
                        and rights          and rights         plans
-----------------------------------------------------------------------------
Equity compensation plans
 approved by security
 holders..........          0                   --                0


Equity compensation plans
 not approved by security
 holders..........          0                   --                0
                        ----------------------------------------------------
Total.............          0                   --                0



Item 12.  Certain Relationships and Related Transactions

     See discussion of the Management Services Agreement in Item 10 of this Report.

     In the Spring of 2002, Jeannie Michels, an employee of the Company, loaned $235,000 to the Company to use for working capital. The Company agreed to pay $7,000 per month to satisfy the loan, including interest at 5.25%.


Item 13.  Exhibit List and Reports on Form 8-K

     (a) Financial Statements

     Independent Auditors Report

     Balance Sheet - June 30, 2003

     Statement of Operations for the years ended June 30, 2003 and June 30,
      2002

     Statement of Stockholders Deficit for the years ended June 30, 2003 and June 30, 2002

     Statement of Cash Flows for the year ended June 30, 2003 and June 30,
      2002

     Notes to Financial Statements

     (b) Exhibit List

3-a     Certificate of Incorporation, as amended. (1)

3-b     By-laws (1)

10-a Management Services Agreement dated May 7, 1999 with DRK, Inc. - filed as an exhibit to Kingsley Coach's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

10-a(1) Modification of Management Services Agreement dated February 20, 2003.

10-b Agreement for Wholesale Financing dated between Kingsley Coach and Deutsche Financing. (1)

10-c Technology Transfer Agreement dated October 26, 2001 between Matco, Incorporated and Kingsley Coach - filed as an exhibit to the Current Report on Form 8-K dated October 26, 2001 and incorporated herein by reference.

21      Subsidiaries - none

31      Rule 13a-14(a) Certification

32      Rule 13a-14(b) Certification

_________________________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-65654) and incorporated herein by reference.

     (c) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.



                          Independent Auditors' Report


The Board of Directors and Shareholders
The Kingsley Coach, Inc.


We have audited the accompanying balance sheet of The Kingsley Coach, Inc., as of June 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Kingsley Coach, Inc. as of June 30, 2003, and the results of operations and cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/ Mantyla Reynolds
                                   --------------------
                                   Mantyla McReynolds
Salt Lake City, Utah
September 29, 2003

                                                                     -F1-


                          The Kingsley Coach, Inc.
                               Balance Sheet
                               June 30, 2003




                               ASSETS


Current Assets:
 Cash                                     $         0
 Accounts receivable (net of allowance
  of $5,500)                                   14,564
 Inventory - Note 11                          528,900
                                             --------
Total Current Assets                          543,464

Property & Intangibles, net - Note 8          726,170

Other Assets:
 Prepaid expense - Note 13                    130,293
 Subscriptions receivable - Note 7             12,000
 Deposits                                       3,650
                                             --------
Total Other Assets                            145,943
                                             --------
TOTAL ASSETS                              $ 1,415,577
                                            =========


See accompanying notes to financial statements

                                                                     -F2-

                          The Kingsley Coach, Inc.
                         Balance Sheet (continued)
                               June 30, 2003

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable                         $   606,677
 Bank overdraft balance                        72,018
 Accrued liabilities                          297,603
 Related party payable - Note 13              134,792
 Customer deposits - Note 5                   557,133
 Note payable - inventory - Note 15            71,271
 Unearned revenue - Note 14                   269,000
 Current portion long-term debt - Note 10     173,054
                                            ---------
Tottal Current Liabilities                  2,181,548

Long-Term Liabilities:
 Notes payable - Note 10                      478,323
 Note payable - shareholder - Note 4          160,171
 Less current portion long-term debt         (173,054)
                                            ---------
Total Long-Term Liabilities                   465,440
                                            ---------
Total Liabilities                           2,646,988

Stockholders' Deficit - Notes 6, 7, & 13
 Preferred stock, $.0001 par value;
  authorized 5,000,000 shares; issued and
  outstanding -0- shares                            -
 Common stock, $.00001 par value;
  authorized 30,000,000 shares; issued
  and outstanding 17,383,072                      174
 Treasury Stock, 200,000 common shares        (14,000)
 Additional paid-in capital                 2,887,085
 Accumulated Deficit                       (4,104,670)
                                            ---------
Total Stockholders' Deficit                (1,231,411)
                                            ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                  $ 1,415,577
                                            =========



See accompanying notes to financial statements

                                                                     -F3-




                          The Kingsley Coach, Inc.
                          Statements of Operations
                 For the years ended June 30, 2003 and 2002




Revenues:                               2003            2002
                                   -------------------------------
 Sales                               $ 3,768,619     $ 2,556,409
 Cost of Sales                        (2,877,744)     (2,544,495)
                                       ---------       ---------
 Gross Margin                            890,875          11,914

General and administrative expenses    1,524,502       1,663,869
                                       ---------       ---------
Net Income/(Loss) from Operations       (633,627)     (1,651,955)

Other Income/(Expense):
 Other income                                776           6,181
 Interest expense                        (54,954)        (91,575)
                                       ---------       ---------
Total Other Income/(Expense)             (54,178)        (85,394)
                                       ---------       ---------

Net Income/(Loss) Before Taxes          (687,805)     (1,737,349)

Income taxes                                   0               0
                                       ---------       ---------
Net Income/(Loss)                     $ (687,805)    $(1,737,349)
                                       =========       =========

Income/(Loss) Per Share               $     0.04)    $     (0.12)
                                       =========       =========

Weighted Average Shares Outstanding   16,853,822      14,715,787
                                      ==========      ==========





See accompanying notes to financial statements.
                                                                     -F4-


                          The Kingsley Coach, Inc.
                     Statements of Stockholders' Deficit
                For the years ended June 30, 2003 and 2002



                                          Addit'l                Total
              Shares    Common Treasury   Paid-in   Accumulated  Stockholders'
              Issued    Stock  Stock      Capital   Deficit      Deficit
-------------------------------------------------------------------------------
Balance, June
 30, 2001     8,643,727 $ 86 $      0   $ 1,476,070 $(1,679,516) $  (203,360)

Converted debt
 to stock at
 $0.42 per
 share          590,000    6        0       249,994           0      250,000

Issued shares
 for services
 at $0.30 per
 share        2,080,344   20        0       624,083           0      624,103

Issued shares
 for
 intellectual
 assets at
 $0.08 per
 share        5,000,000   50        0       399,950           0      400,000

Issued shares
 for services
 at $0.08 per
 share          150,000    2        0        11,998           0       12,000

Common shares
 surrendered
 to Treasury          0    0  (14,000)            0           0      (14,000)

Net loss for
 the twelve
 months ended
 June 30, 2002        0             0             0  (1,737,349)  (1,737,349)
               ------------------------------------------------------------
Balance, June
 30, 2002    16,464,071  164  (14,000)    2,762,095  (3,416,865)    (686,606)

Issued shares
 for cash at
 $0.10 per
 share          220,001    2        0        21,998           0       22,000

Issued shares
 for services
 at average
 of $0.15 per
 share          650,000    7        0        97,493           0       97,500

Issued shares
 for sales com-
 mission at
 $0.11 per
 share           50,000    1        0         5,499           0        5,500

Shares
 cancelled
 during year     (1,000)   0        0             0           0            0

Net loss for
 the twelve
 months ended
 June 30, 2003        0    0        0             0    (687,805)    (687,805)
             ---------------------------------------------------------------
Balance, June
 30, 2003    17,383,072 $174 $(14,000)  $ 2,887,085 $(4,104,670) $(1,231,411)
             ===============================================================




See accompanying notes to financial statements.


                                                                     -F5-



                        The Kingsley Coach, Inc.
                        Statements of Cash Flows
               For the years ended June 30, 2003 and 2002




                                                 2003           2002
                                            ----------------------------

Cash Flows Provided by/(Used for)
 Operating Activities
 Net Income/(Loss)                          $ (687,805)    $(1,737,349)
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                163,932         111,823
  Provision for doubtful accounts               16,190         221,757
  Issued stock for services/expenses            89,500         636,103
  Received treasury stock as contract refund         0         (14,000)
  Decrease (increase) in prepaid expenses       63,017         113,642
  Decrease (increase) in accounts receivable   (10,388)        (67,285)
  Decrease (increase) in inventory              54,646          10,298
  Increase (decrease) in accounts payable      457,737          (9,085)
  Increase in other current liabilities        326,582         186,217
  Increase (decrease)in customer deposits     (411,570)        640,430
                                              --------       ---------
  Net Cash Provided by/(used for) Operating
   Activities                                   61,841          92,551

Cash Flows Provided by/(Used for) Investing
 Activities
 Acquisition of property and equipment               0          (1,395)
 Proceeds from sale of demo                    118,687               0
                                              --------       ---------
  Net Cash Used for Investing Activities       118,687          (1,395)

Cash Flows Provided by/(Used for) Financing
 Activities
 Issued stock for cash                          10,000               0
 Principal increase (decrease) on notes
  payable                                      224,000         348,181
 Principal payments/reductions                (499,259)       (349,239)
                                              --------        --------
  Net Cash Provided by (Used for)
   Financing Activities                       (265,259)         (1,058)
                                              --------        --------
Net Increase/(Decrease) in Cash                (84,731)         90,098

Beginning Cash Balance                          84,731          (5,367)
                                              --------        --------
Ending Cash (bank overdraft) Balance        $        0     $    84,731
                                              ========        ========


Supplemental Disclosures
      Interest paid                         $   52,358     $   221,757
      Income taxes paid                              0               0
      Stock issued for assets                   12,000         400,000
      Stock issued for liabilities                   0         250,000


See accompanying notes to financial statements.

                                                                     -F6-


                           The Kingsley Coach, Inc.
                        Notes to Financial Statements
                                June 30, 2003


Note 1    Organization and Summary of Significant Accounting Policies

          (a)  Organization

          The Kingsley Coach, Inc., ("Company"), a Delaware corporation, is a manufacturer of customized luxury recreational and commercial vehicles known as The Kingsley Coach. The Company's manufacturing takes place in Middleburg, Pennsylvania and in Ramsey, Minnesota. Marketing, through trade magazine or via the Internet, is not limited to any specific geographic location.

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

          (d)  Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in banks to be cash. The Company had a cash balance of $0 at June 30, 2003.

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


                                                                     F-7


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

          (i)  Impairment of Long-Lived Assets

          The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company made no adjustment to long-lived assets for impairment through June 30, 2003.


Note 2    LIQUIDITY

          The Company has accumulated losses through June 30, 2003 amounting to $4,104,670, and has a net working capital deficiency of $1,638,084 at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management believes that it has improved its productivity since June 30, 2002. Further, the Company believes that standard product design and methods and expanded product resources will permit increased productivity in future years.

          The Company has issued shares of common stock for services of a professional firm which continues to assist in developing and marketing its product. Management plans may include additional issuances of shares of common stock for production capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                     -F8-

Note 3    INCOME TAXES

          No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations in prior years, against which it intends to offset future earnings.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2003 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.


 Deferred tax assets                      Balance       Tax             Rate
-----------------------------------------------------------------------------
Loss carryforward(expires through 2023) $3,221,963   $1,095,467        34%

Valuation allowance                                 ($1,095,467)
                                                      ---------
Deferred tax asset                                   $        0
                                                      =========



          The valuation allowance has increased $233,853 from $861,614 in the prior year.


Note 4    RELATED PARTY TRANSACTIONS/STOCKHOLDER LOANS

          During the year ended June 30, 2002, an officer of the Company obtained a loan on behalf of the Company of $235,000. $50,000 of the loan was used to satisfy a pre-existing related party loan of the Company. The remaining $185,000 was used as operating capital. The loan agreement provides for monthly payments to a bank of $7,000, including interest at 5.25% until paid in full. The balance due on this loan as of June 30, 2003 is $136,171. Another stockholder has advanced $24,000 to the Company in the form of a loan payable on demand and bearing interest at 8%.


Note 5    CUSTOMER DEPOSITS

          When a customer signs a contract to have the Company manufacture a Kingsley Coach ("Coach"), a deposit or down payment is required of the customer. The amount of deposit varies based on the terms of the contract. The Company treats these deposits as unearned revenue until the Coach is delivered to the customer. At June 30, 2003, deposits had been collected on ten Coaches in various stages of completion.


Note 6    PREFERRED STOCK

          The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of $.0001 par value preferred stock. The Board of Directors may issue the shares in series and may designate the powers, preferences and rights of such shares by resolution, without the vote of stockholders. No shares are issued and outstanding as of June 30, 2003.

Note 7    ISSUANCE OF STOCK

          In prior years the Company received advances from related individuals which were used to fund operations. These advances are summarized below. In July 2001, the Company retired these notes by issuing shares of common stock to the note holders:


                                                                     -F9-

Note 7    ISSUANCE OF STOCK [continued]


Related                                    Amount    Number of shares
Party                                      advanced  issued in July
-------------------------------------------------------------------------------
Shareholder advance, 6% interest,
 due July and August 2001.                $ 50,000     125,000

Shareholder advance assumed,
 non-interest, due on demand              $200,000     465,000
                                           -------------------
                                          $250,000     590,000
                                           ===================

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

          In November of 2002, the Company issued 160,000 shares to a consultant for services valued at $0.17 per share, or $27,200. In March of 2003, 150,000 shares of common stock were issued to an individual at a market value of $0.18 per share for services to be performed over a period of six to eight months. 50,000 shares of common stock were issued to another consultant for services rendered in March, 2003, valued at $0.17 per share. In May of 2003, 290,000 shares of common stock were issued to a consultant for services valued at $0.12 per share.

          On January 30, 2003, 50,000 shares of common stock were issued to an individual as a commission on the sale of a Kingsley Coach. The issuance was recorded at the market value of $0.11 per share

          In April 2003, 220,001 shares of common stock were issued to an investor at $0.10 per share. The Company received cash of $10,000 and has recorded subscriptions receivable for the remaining $12,000.

          During the year the Company cancelled 1,000 shares of common stock which were returned to the Company as part of a legal settlement with two individuals.






                                                                     -F10-


Note 8    PROPERTY AND INTANGIBLES

          The major classes of assets as of the balance sheet date are as follows:

                                             Accumulated     Net
          Asset Class            Cost        Depr/Amort      Book   Method/Life
          ---------------------------------------------------------------------
          Furniture            $    2,473     $ (1,612)    $    861   MACRS/7
          Electronic Equipment      8,818       (7,495)       1,323   MACRS/5
          Tools                    98,033      (95,751)       2,282   MACRS/5
          Leasehold Improvements    2,357         (212)       2,145   SL/39
          Demonstrator Units      284,433      (71,108)     213,325   SL/12
          Intangible property     647,140     (140,906)     506,234   Per unit
                                -----------------------------------    prod
           Total               $1,043,254     ($317,084)   $726,170
                                ===================================


          Depreciation and amortization expense was $163,932 and $111,823, for the years ended June 30, 2003 and 2002, respectively.


Note 9    PLANT LEASE

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

          Beginning in October 2002, the Company leased a 26,000 square foot production facility in Ramsey, Minnesota. The Ramsey facility is used for engineering and design, as well as for a portion of our fabrication activities. The monthly rental is $4,500 for a three year term through 2005; either party may cancel the lease on 30 days prior notice. Rent expense for the years ended June 30, 2003 and 2002 was $99,950 and 69,637, respectively.


Note 10   NOTES PAYABLE

          A spouse of a director of the Company has purchased several Kingsley Coaches. In 1998, he sold two back to the Company in exchange for a note. In December 2002, one of the Kingsleys was sold and the note payable was reduced. The remaining portion of the note, dated May 1, 1998, bears interest at 9% and has a monthly payment of $3,600.


                                                                     -F11-


          The balance due as of June 30, 2003, is $170,558. The remaining Kingsley Coach is still owned by the Company as of June 30, 2003, is being used as a demonstrator model, and is available for sale.

          The Company has a note payable to a finance company related to the purchase of inventory. The terms require monthly payments of $2,164, for 60 months, through June 2005. The effective interest rate on this note is approximately 14.5%. The total due as of June 30, 2003, is $44,812.

          In December of 2002, the Company negotiated a loan from a current supplier of fabricated Kingsley bodies in the amount of $200,000. The Company is repaying the loan at the rate of $5,000 per body acquired from the supplier until the balance is paid in full. During the fiscal year ended June 30, 2003, the Company made payments of $35,000 towards the loan.

          The Company has recorded a note payable to a former director. As of June 30, 2003 the note has a balance of $97,953, bears no interest and is payable at a rate of $1,000 per month.

          Scheduled maturities on these notes plus the related party notes described in Note 4 are as follows:


                         Year Ending June 30:      Amount
                         --------------------     ---------
                                         2004     $ 173,054
                                         2005       156,861
                                         2006        87,639
                                         2007        84,046
                          2008 and thereafter       136,894
                                                   --------
                                                 $  638,494
                                                   ========


Note 11   INVENTORY

          As of June 30, 2003, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to specific jobs. However, other items are purchased in bulk and can be used on all Kingsleys. As of June 30, 2003, cost of parts approximates market value and no adjustment has been recorded. Work-in-process inventory consists of several Kingsleys at various stages of production. There are currently no finished units except for one demonstrator Kingsley which is now being depreciated on a straight line basis over twelve years and is available for sale. The net book value of the demonstrators is included with property. Depreciation for the fiscal year ended June 30, 2003 was $23,703. Total inventory as of June 30, 2003 is as follows:


                     Parts inventory                $ 151,000
                     Work-in-process                  377,900
                     Finished units                         0
                                                     --------
                                                     $528,900
                                                     ========


                                                                     -F12-


Note 12   LEGAL CONTINGENCIES

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.


Note 13   PREPAID EXPENSES/RELATED PARTY RECEIVABLE/TREASURY STOCK

          In May of 1999, the Company entered into a management services agreement with DRK, which is owned by two of the directors of the Company. The agreement was modified in February 2003. Pursuant to this at-will agreement, DRK provides to the Company the services of a group of individuals who have been directly involved in the research, development, design, engineering, sales and manufacture of Kingsley Coaches since inception.

          The Company issued 1,000,000 shares of restricted common stock for partial payment of this agreement. The value of the issued shares was calculated at a discounted price of approximately $0.38 per share or $378,102. The management agreement initially allowed for the 1,000,000 common shares to revert back to the treasury of the Company if performance goals were not met over the five year period beginning July 1, 2000. In 2001 the Company waived DRK's obligation to surrender 100,000 shares in exchange for waiver of a $168,123 debt from the Company to DRK. At the end of fiscal 2002, 200,000 shares were surrendered by DRK to the Company. The surrendered shares have been recorded as treasury stock valued at $14,000 or $0.07 per share. In February 2003 the Company waived the performance goals in exchange for DRK's agreement to modify the payment terms.

          Prepaid expenses as of June 30, 2003, consist of management fees valued at $116,793. To allocate the cost of the management service over the contract period, the Company amortizes the expense on a straight line basis at approximately $5,251 per month. The Company amortized $63,017 in each of the years ending June 30, 2003 and 2002. An additional $27,000 of prepaid expense was incurred when the Company issued stock to a professional in March of 2003 covering a six to eight month service period. The Company has amortized half of this amount and deferred the remaining $13,500 to the first half of the new fiscal year.

          Pursuant to the management agreement the Company paid approximately $434,669 to DRK for management fees during the year ended June 30, 2003. As of June 30, 2003 the Company recorded a liability to DRK of $134,792. The liability bears no interest and is payable on demand.


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


Note 15   LINE OF CREDIT

          The Company entered into an Agreement for Wholesale Financing on November 1, 1999, with a financial services corporation. The original terms allowed the Company up to $500,000 of credit, to purchase inventory from approved vendors and "for other purposes." Advances were secured by the inventory and/or components financed. Further, the President of the Company signed a personal guaranty
          to the Agreement.   The line of credit was cancelled in 2002.  The
          balance due on the Agreement as of June 30, 2003 was $71,271 with interest rates of 12% to 13.5%. The balance is payable upon the sale of each unit financed under the agreement.

                                                                     -F13-






Note 16   STOCK OPTIONS

          The Company has adopted only the disclosure provisions of FASB 123 (Accounting for Stock Based Compensation) and applies APB Opinion 25 (Accounting for Stock Issued to Employees) to stock options.

          In October of 2000, the Board of Directors issued to each of its members a five year option to purchase 75,000 shares of the Company's common stock, for a total of 300,000 shares. The options are exercisable at an average price of $.95 per share. The weighted average remaining life is approximately 27 months. All options are currently exercisable. The market price on the date of grant was $.56.

          Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is recorded as a separate component of stockholders' equity, as a result of compensatory stock options is generally amortized to expense over the vesting periods of the underlying stock options. Unearned compensation represents the intrinsic value of stock options granted but not yet vested. The Company has no unearned compensation as of June 30, 2003.



                                                                     F-14

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

                                  The Kingsley Coach, Inc.


                                  By: /s/ Ralph Dickenson
                                  ----------------------------------------
                                  Ralph Dickenson, Chief Executive Officer

      In accordance with the Exchange Act, this Report has been signed below on October 8, 2003 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Ralph Dickenson
--------------------------
Ralph Dickenson, Director
Chief Executive Officer,
Chief Accounting Officer


/s/ Catherine Rimes
--------------------------
Catherine Rimes, Director

/s/ George O.R. Carlson
--------------------------
George O.R. Carlson,  Director

--------------------------
Verdo Lancaster, Director

--------------------------
James Whitehead, Director



                    *       *       *       *       *

                             EXHIBIT  10-a(1)

                             MODIFICATION OF
                       MANAGEMENT SERVICES AGREEMENT

      AGREEMENT made this 20th day of February, 2003 between The Kingsley Coach, Inc. ("Kingsley") and DRK, Inc. ("Manager").

      WHEREAS, Kingsley and Manager are parties to a Management Services Agreement dated May 7, 1999 (the "MSA"); and

      WHEREAS, Kingsley and Manager wish to modify the MSA on the terms set forth herein.

      NOW, THEREFORE, it is agreed:

      A. Management Services. Section 1 of the MSA is hereby eliminated. In lieu thereof, the following will be Section 1 of the MSA:

      Manager will provide management, design, development and operational services, as requested by Kingsley. All personnel provided by Manager to complete these services will be subject to the approval of Kingsley, which shall not be unreasonably withheld. Unless otherwise agreed by Kingsley with respect to specific individuals, each individual provided by Manager will devote his or her entire productive time, ability and attention to the business of Kingsley, and shall perform all assigned duties in a professional, ethical and businesslike manner, the assurance of which is Manager's responsibility.

      B. Term. Section 2 of the MSA is hereby eliminated. In lieu thereof, the following will be Section 2 of the MSA.

      The Term of this Agreement shall commence on May 10, 1999 and shall continue until terminated by either party. Either party may terminate this Agreement by giving written notice to the other, effective thirty
      (30) days after delivery.

      C. Payment for Services. The sole compensation to Manager for services after this date is set forth in Section 4A of the MSA. Section 4B of the MSA is hereby eliminated. Section 4C of the MSA is hereby modified to eliminate the transfer and ownership restrictions set forth therein, it being acknowledged that DRK has provided sufficient services and financial concessions to date to warrant full title to the shares described in
      Section 4C.

      D.  Financial Policies.  Section 9 of the MSA is hereby eliminated.


      IN WITNESS WHEREOF, the parties have executed this Agreement.

The Kingsley Coach, Inc.                 DRK, Inc.

By:/s/Ralph Dickenson                    By:/s/Jeannie Michels
--------------------------               --------------------------
Ralph Dickenson, President               Jeannie Michels, Secretary



                     *       *       *       *       *

                  EXHIBIT 31: Rule 13a-14(a) Certification

I, Ralph Dickenson, certify that:

      1. I have reviewed this annual report on Form 10-KSB of The Kingsley Coach, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

      4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

      5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


Date: October 8, 2003          /s/ Ralph Dickenson
                               -----------------------------------------
                               Ralph Dickenson, Chief Executive Officer



                       *       *       *       *       *


                    EXHIBIT 32: Rule 13a-14(b) Certification

The undersigned officer certifies that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of The Kingsley Coach, Inc.

A signed original of this written statement required by Section 906 has been provided The Kingsley Coach, Inc. and will be retained by The Kingsley Coach, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

October 8, 2003                /s/ Ralph Dickenson
                               -----------------------------------------
                               Ralph Dickenson (Chief executive officer)