Form 10KSB/A
period 2003-06-30
KINGSLEY COACH INC
filed 2003-11-17
CIK 1026488

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                            _____________________

                               FORM 10-KSB/A
                             (Amendment No. 1)

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

Transitional Small Business Disclosure Format:    Yes [ ]   No  [X]

                 DOCUMENTS INCORPORATED BY REFERENCE: None



                                AMENDMENT NO. 1

For the reasons set forth in Note 17 to the Financial Statements, the Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the period ended June 30, 2003, as set forth on the pages attached hereto:

PART II

     Item 6         Management's Discussion and Analysis
     Item 7         Financial Statements

EXHIBITS

     Exhibit 31     Rule 13a-14(a) Certification
     Exhibit 32     Rule 13a-14(b) Certification


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

     * The walls are 2 1/8" thick. The floor and the roof are double-reinforced.

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

     Of equal importance to the increase in sales is the fact that gross margin on our sales in fiscal 2003 was over 15%, approaching our goal of 25%. By comparison, our gross margin was almost negligible in fiscal 2002. The primary reasons for the increase in gross margin were:

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

     At June 30, 2003 Kingsley Coach had a working capital deficit of $(1,936,005), a decline of $664,865 from our deficit at the end of June 2002. The primary reason for the decline is that we have a large liability for customer deposits that were received and used in prior periods. The cash that we now receive on delivery of a new vehicle is often not much greater than the cash we expended in producing the vehicle, since the cash profit on the sale is represented by the deposit. Until we obtain a source of financing other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

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


                                   /s/ Mantyla Reynolds
                                   --------------------
                                   Mantyla McReynolds
Salt Lake City, Utah
September 29, 2003, except for the footnote 17 as to which the date is
  November 14, 2003.

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
                                            =========


See accompanying notes to financial statements

                                                                     -F2-

                          The Kingsley Coach, Inc.
                         Balance Sheet (continued)
                               June 30, 2003

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable - Note 17               $   904,598
 Bank overdraft balance                        72,018
 Accrued liabilities                          297,603
 Related party payable - Note 13              134,792
 Customer deposits - Note 5                   557,133
 Note payable - inventory - Note 15            71,271
 Unearned revenue - Note 14                   269,000
 Current portion long-term debt - Note 10     173,054
                                            ---------
Total Current Liabilities                   2,479,469

Long-Term Liabilities:
 Notes payable - Note 10                      478,323
 Note payable - shareholder - Note 4          160,171
 Less current portion long-term debt         (173,054)
                                            ---------
Total Long-Term Liabilities                   465,440
                                            ---------
Total Liabilities                           2,944,909

Stockholders' Deficit - Notes 6, 7, 13 & 16
 Preferred stock, $.0001 par value;
  authorized 5,000,000 shares; issued and
  outstanding -0- shares                            -
 Common stock, $.00001 par value;
  authorized 30,000,000 shares; issued
  and outstanding 17,383,072                      174
 Treasury Stock, 200,000 common shares        (14,000)
 Additional paid-in capital                 2,887,085
 Accumulated Deficit                       (4,402,591)
                                            ---------
Total Stockholders' Deficit                (1,529,332)
                                            ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                  $ 1,415,577
                                            =========



See accompanying notes to financial statements

                                                                     -F3-




                          The Kingsley Coach, Inc.
                          Statements of Operations
                 For the years ended June 30, 2003 and 2002




Revenues:                               2003            2002
                                   -------------------------------
 Sales                               $ 3,768,619     $ 2,556,409
 Cost of Sales                        (3,175,665)     (2,544,495)
                                       ---------       ---------
 Gross Margin                            542,954          11,914

General and administrative expenses    1,524,502       1,663,869
                                       ---------       ---------
Net Income/(Loss) from Operations       (931,548)     (1,651,955)

Other Income/(Expense):
 Other income                                776           6,181
 Interest expense                        (54,954)        (91,575)
                                       ---------       ---------
Total Other Income/(Expense)             (54,178)        (85,394)
                                       ---------       ---------

Net Income/(Loss) Before Taxes          (985,726)     (1,737,349)

Income taxes                                   0               0
                                       ---------       ---------
Net Income/(Loss)                     $ (985,726)    $(1,737,349)
                                       =========       =========

Income/(Loss) Per Share               $    (0.06)    $     (0.12)
                                       =========       =========

Weighted Average Shares Outstanding   16,853,822      14,715,787
                                      ==========      ==========





See accompanying notes to financial statements.
                                                                     -F4-


                          The Kingsley Coach, Inc.
                     Statements of Stockholders' Deficit
                For the years ended June 30, 2003 and 2002



                                          Addit'l                Total
              Shares    Common Treasury   Paid-in   Accumulated  Stockholders'
              Issued    Stock  Stock      Capital   Deficit      Deficit
-------------------------------------------------------------------------------
Balance, June
 30, 2001     8,643,727 $ 86 $      0   $ 1,476,070 $(1,679,516) $  (203,360)

Converted debt
 to stock at
 $0.42 per
 share          590,000    6        0       249,994           0      250,000

Issued shares
 for services
 at $0.30 per
 share        2,080,344   20        0       624,083           0      624,103

Issued shares
 for
 intellectual
 assets at
 $0.08 per
 share        5,000,000   50        0       399,950           0      400,000

Issued shares
 for services
 at $0.08 per
 share          150,000    2        0        11,998           0       12,000

Common shares
 surrendered
 to Treasury          0    0  (14,000)            0           0      (14,000)

Net loss for
 the twelve
 months ended
 June 30, 2002        0             0             0  (1,737,349)  (1,737,349)
               ------------------------------------------------------------
Balance, June
 30, 2002    16,464,071  164  (14,000)    2,762,095  (3,416,865)    (686,606)

Issued shares
 for cash at
 $0.10 per
 share          220,001    2        0        21,998           0       22,000

Issued shares
 for services
 at average
 of $0.15 per
 share          650,000    7        0        97,493           0       97,500

Issued shares
 for sales com-
 mission at
 $0.11 per
 share           50,000    1        0         5,499           0        5,500

Shares
 cancelled
 during year     (1,000)   0        0             0           0            0

Net loss for
 the twelve
 months ended
 June 30, 2003        0    0        0             0    (985,726)    (985,726)
             ---------------------------------------------------------------
Balance, June
 30, 2003    17,383,072 $174 $(14,000)  $ 2,887,085 $(4,402,591) $(1,529,332)
             ===============================================================




See accompanying notes to financial statements.


                                                                     -F5-



                        The Kingsley Coach, Inc.
                        Statements of Cash Flows
               For the years ended June 30, 2003 and 2002




                                                 2003           2002
                                            ----------------------------

Cash Flows Provided by/(Used for)
 Operating Activities
 Net Income/(Loss)                          $ (985,726)    $(1,737,349)
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                163,932         111,823
  Provision for doubtful accounts               16,190         221,757
  Issued stock for services/expenses            89,500         636,103
  Received treasury stock as contract refund         0         (14,000)
  Decrease (increase) in prepaid expenses       63,017         113,642
  Decrease (increase) in accounts receivable   (10,388)        (67,285)
  Decrease (increase) in inventory              54,646          10,298
  Increase (decrease) in accounts payable      755,658          (9,085)
  Increase in other current liabilities        326,582         186,217
  Increase (decrease)in customer deposits     (411,570)        640,430
                                              --------       ---------
  Net Cash Provided by/(used for) Operating
   Activities                                   61,841          92,551

Cash Flows Provided by/(Used for) Investing
 Activities
 Acquisition of property and equipment               0          (1,395)
 Proceeds from sale of demo                    118,687               0
                                              --------       ---------
  Net Cash Used for Investing Activities       118,687          (1,395)

Cash Flows Provided by/(Used for) Financing
 Activities
 Issued stock for cash                          10,000               0
 Principal increase (decrease) on notes
  payable                                      224,000         348,181
 Principal payments/reductions                (499,259)       (349,239)
                                              --------        --------
  Net Cash Provided by (Used for)
   Financing Activities                       (265,259)         (1,058)
                                              --------        --------
Net Increase/(Decrease) in Cash                (84,731)         90,098

Beginning Cash Balance                          84,731          (5,367)
                                              --------        --------
Ending Cash (bank overdraft) Balance        $        0     $    84,731
                                              ========        ========


Supplemental Disclosures
      Interest paid                         $   52,358     $   221,757
      Income taxes paid                              0               0
      Stock issued for assets                   12,000         400,000
      Stock issued for liabilities                   0         250,000


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


Note 2    LIQUIDITY

          The Company has accumulated losses through June 30, 2003 amounting to $4,402,591, and has a net working capital deficiency of $1,936,005 at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


 Deferred tax assets                      Balance       Tax             Rate
-----------------------------------------------------------------------------
Loss carryforward(expires through 2023) $3,519,884   $1,196,761        34%

Valuation allowance                                 ($1,196,761)
                                                      ---------
Deferred tax asset                                   $        0
                                                      =========



          The valuation allowance has increased $335,147 from $861,614 in the prior year.


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


Note 17   SUBSEQUENT EVENTS

          Subsequent to June 30, 2003, the Company received vendor invoices in the amount of $297,921 for inventory sold prior to June 30, 2003. These invoices were part of a new financing arrangement with an existing supplier and were thus previously overlooked and unrecorded. These invoices are due and payable as of June 30, 2003. Adjustments have been made to the accompanying financial statements to reflect this event.

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


Date: November 14, 2003        /s/ Ralph Dickenson
                               -----------------------------------------
                               Ralph Dickenson, Chief Executive Officer



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

November 14, 2003              /s/ Ralph Dickenson
                               -----------------------------------------
                               Ralph Dickenson (Chief executive officer)