Form 10QSB
period 2003-09-30
KINGSLEY COACH INC
filed 2003-11-17
CIK 1026488

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2003


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

  APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                             November 14, 2003
                      Common Voting Stock: 18,201,457

 Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         The Kingsley Coach, Inc.
                               Balance Sheet
                             September 30, 2003
                                (Unaudited)
ASSETS

Current Assets:
 Cash                               $   172,597
  Accounts Receivable                    18,324
  Inventory                             450,125
                                     ----------
     Total Current Assets               641,046

Property & Intangibles, net             707,815

Other Assets:
 Prepaid Expenses                       114,539
 Subscriptions Receivable                12,000
 Deposits                                 3,650
                                     ----------
     Total Other Assets                 130,189
                                     ----------

Total Assets                        $ 1,479,050
                                     ==========
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts Payable                   $ 1,128,319
 Accrued Liabilities                    355,069
 Related Party Payable                   87,779
 Customer Deposits                    1,095,178
 Unearned Revenue                       269,000
 Current portion of Long Term Debt      173,054
                                      ---------
     Total Current Liabilities        3,108,399
                                      ---------
Long Term Liabilities:
 Notes Payable                          433,051
 Note Payable Shareholder               165,043
 Less current portion of Long Term
  Debt                                 (173,054)
                                      ---------
     Total Long-term Liabilities        425,040
                                      ---------
Total Liabilities                     3,533,439

Stockholders' Deficit:
 Preferred Stock, $.00001 par value;
  authorized 5,000,000 shares,
  issued and outstanding -0- shares           -
 Common Stock, $.00001 par value;
  authorized 30,000,000 shares,
  issued and outstanding 17,383,072
  shares                                    174
 Additional Paid-In Capital           2,887,085
 Treasury Stock                         (14,000)
 Accumulated Deficit                 (4,927,648)
                                      ---------
     Total Stockholders' Deficit     (2,054,389)
                                      ---------
Total Liabilities & Stockholders'
 Deficit                            $ 1,479,050
                                      =========
See accompanying notes to financial statements

                          The Kingsley Coach, Inc.
                          Statements of Operations
                         For the Three Month Periods
                     ending September 30, 2003 and 2002
                                 (Unaudited)

                                                Three Months Ending
                                     September 30, 2003    September 30, 2002
                                     -----------------------------------------
Revenue                                $   677,696           $   744,035

Cost of Sales                             (633,207)             (802,970)
                                        ----------            ----------
Gross Margin                                44,489               (58,935)

General & Administrative Expense           555,966               157,895
                                        ----------            ----------
Net Loss from Operations                  (511,477)             (216,830)

Other Income/(Expense):
 Other income                                  200                 8,662
 Interest Expense, net                     (13,780)               (7,471)
                                        ----------            ----------
   Net other income                        (13,580)                1,191

Net Loss Before Tax                       (525,057)             (215,639)

Provision for Income Taxes                       -                     -
                                        ----------            ----------
Net Loss                               $  (525,057)          $  (215,639)
                                        ==========            ==========

Net Loss per share                     $     (0.03)          $    ( 0.01)
                                        ==========            ==========

Weighted Average Shares                 17,383,082            16,464,071
                                        ==========            ==========





See accompanying notes to financial statements

                           The Kingsley Coach, Inc.
                           Statements of Cash Flows
                          For the Three Month Periods
                      ending September 30, 2003 and 2002
                                 (Unaudited)



                                              Three Month Period Ending
                                      September 30, 2003    September 30, 2002
                                      ----------------------------------------

Cash Flows from Operating Activities:
 Net Loss                                 $ (525,057)           $ (215,639)

 Adjustments to reconcile net loss to
  net cash provided by/(used in)
  operating activities:
  Depreciation and amortization               18,355                12,737
  (Increase)/decrease in receivables          (3,760)             (193,267)
  (Increase)/decrease in inventory            78,775                30,159
  (Increase)/decrease in prepaid expenses     15,754                 9,462
  Increase/(decrease) in payables            461,473               159,364
  Increase/(decrease) in bank overdraft      (72,018)                    -
  Increase/(decrease) in accrued
   liabilities                              (240,455)               47,177
  Increase/(decrease) in deposits            538,045                49,751
                                             -------               -------
  Net Cash from Operating Activities         271,112              (100,256)
                                             -------               -------
 Net Cash From Investing Activities:
                                                   -                     -
 Net Cash From Financing Activities:
  Advances and Borrowing                      25,000                40,529
  Principal increase (reduction)            (123,515)              (25,004)
                                             -------               -------
  Net Cash from Financing Activities         (98,515)               15,525
                                             -------               -------

 Net Increase/(Decrease) in Cash             172,597               (84,731)

 Beginning Cash Balance                            -               (84,731)
                                             -------               -------
 Ending Cash Balance                      $  172,597            $        0
                                             =======               =======


Supplemental Disclosures:
 Interest Paid                            $   13,780            $        -

 Taxes Paid                               $        -            $        -


See accompanying notes to financial statements

                            THE KINGSLEY COACH, INC.
                         NOTES TO FINANCIAL STATEMENTS
              For the Three Month Period Ended September 30, 2003
                                  (Unaudited)

1.   PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

     Results of Operations

     Sales during the first quarter of fiscal 2004 were approximately equal to sales in the same period of fiscal 2003. In both periods we delivered only a small number of vehicles to customers, as lack of working capital hindered our ability to fund production. However, in the period ended September 30, 2003 we realized a 7% gross margin, compared to a negative margin in the quarter ended September 30, 2002. The primary reasons for the increase in gross margin were:

     1. In the Fall of 2002 we established full production capability at a new facility in Middleburg PA. In our new facility we have substantially increased the role of our in-house production team in manufacturing bodies. Whereas in the past bodies were delivered to us nearly complete, we now receive them in bare bones condition and complete the outfitting in our own facility. Our cost analysis indicates that this increase in the in-house component of our manufacturing has reduced the per-unit production cost of our vehicles by $16,832.


     2. We are now purchasing RV bodies from Thor America at prices substantially lower than in earlier years. In addition, while our plant was located on the Thor America campus, we paid Thor a $5,000 per unit fee. That fee was eliminated when we moved.

     3. The Medical Coaches that we now produce are highly standardized - the customization is limited primarily to matters of appearance and comfort, which are not labor intensive. With each Medical Coach that we produce, our gross margin increases significantly, in direct proportion to our learning curve. In addition, the marketing effort involved is just a fraction of that involved in marketing to the public.

     Despite the improvement in gross margin, we recorded a substantial loss for the first quarter of fiscal 2004, due to general and administrative expenses that were disproportionate to our revenues. General and administrative expenses have grown in the past year, primarily due to increased expenses attributable to staffing our new facilities. These expenses will continue to be disproportionate to sales until we are able to fund an increase in production sufficient to utilize our production capacity profitably.

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

     The recent completion of the prototype for our new "Kruiser" model represents a step towards a proper inventory situation, as it will be a fully-standardized unit produced on a very cost-efficient assembly line. We are currently seeking private funds that will enable us to outfit that assembly line in our Minnesota facility and purchase raw materials for the Kruiser. If we are successful in that search, the Kruiser should make a significant contribution to our return to profitablity.

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

     At September 30, 2003 Kingsley Coach had a working capital deficit of $(2,467,353), a decline of $531,348 from our deficit at the end of June 2003. The primary reason for the decline is that we have a large liability for customer deposits that were received and used in prior periods. The cash that we now receive on delivery of a new vehicle is often not much greater than the cash we expended in producing the vehicle, since the cash profit on the sale is represented by the deposit. So the $538,045 increase in customer deposits that we realized during the recent quarter was used to fund current operations, thereby increasing our working capital deficit in that amount. Until we obtain a source of financing other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     Until the ramp-up in expenses during calendar 2000 to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year 2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001, fiscal 2002 and fiscal 2003, however, our operations produced positive cash, as did operations for the first quarter of fiscal 2004. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow. If we remain cash poor, we will hold production at a level that can be sustained by cash from sales and down payments. If funds become available, we will increase production.

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

Item 3.  Controls and Procedures

     Ralph Dickenson, our Chief Executive Officer and Chief Financial
Officer, performed an evaluation of the Company's disclosure controls and procedures as of September 30, 2003. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Dickenson performed his evaluation.


                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      In September 2003 the Company sold 10% Convertible Debentures to two private investors for a total of $60,000 in cash. The Debentures have an aggregate principal amount of $60,000, which is payable on February 28, 2004. If, however, a registration statement covering the common stock into which the Debentures are convertible is declared effective before February 28, 2004, then the principal will be due on September 30, 2006. The Debentures bear interest at 10% per annum. The Debentures are convertible into common stock at $.30 per share at the option of the holder. If the market price of the common stock exceeds $.65, the Debentures automatically convert into common stock at $.30 per share. One of the Debentures (in the principal amount of $50,000) provides that if the market price of the common stock is less than or equal to $.08 for five consecutive trading days, the holder can require the Company to either (a) immediately redeem the Debenture or issue 1,250,000 shares of common stock to the holder, and any proceeds realized by the holder on the sale of those shares will be an offset to the Company's liability under the Debenture. The Debentures were sold pursuant to Rule 506 and Section 4(6) of the Securities Act. There was no underwriter, and no commissions were paid.

Item 6. Exhibits and reports on Form 8-K.

        Reports on Form 8-K: none.

        Exhibits:

        31   Rule 13a-14(a) Certification

        32   Rule 13a-14(b) Certification


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE KINGSLEY COACH, INC.

    Date: November 17, 2003       By:  /s/ Ralph Dickenson
                                  -----------------------------------
                                  Ralph Dickenson, Chief Executive
                                   Officer & Chief Financial Officer

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


Date: November 17, 2003           /s/ Ralph Dickenson
                                  ---------------------------------
                                  Ralph Dickenson, Chief Executive
                                   Officer


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

November 17, 2003        /s/ Ralph Dickenson
                         -------------------------------------------
                         Ralph Dickenson (Chief executive officer)