Form 10QSB
period 2003-12-31
KINGSLEY COACH INC
filed 2004-02-17
CIK 1026488

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                 FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2003


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-21733

                           THE KINGSLEY COACH, INC.
                ---------------------------------------------
                (Name of Small Business Issuer in its Charter)

           Delaware                                    23-3003600
  -------------------------------------------------------------------------
  State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
  incorporation or organization)

                   3118 162nd Lane, N.W., Andover, MN 55304
                   ----------------------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (800) 445-2918

                  180 U.S. Highway 522, Middleburg, PA 17842
                 ---------------------------------------------
                (Former Address of Principal Executive Offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject
to such filing requirements for the past 90 days.     Yes  [X]    No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                              February 13, 2004
                        Common Voting Stock: 19,911,072

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                           The Kingsley Coach, Inc.
                                Balance Sheet
                              December 31, 2003
                                 (Unaudited)
ASSETS

Current Assets:
  Cash                                     $     4,016
  Accounts Receivable                           27,817
  Inventory                                    730,896
                                            ----------
     Total Current Assets                      762,729
                                            ----------

Property & Intangibles, net                    681,459

Other Assets:
  Prepaid Expenses                              85,284
  Subscriptions Receivable                      12,000
  Deposits                                       3,650
                                             ---------
     Total Other Assets                        100,934
                                             ---------

Total Assets                               $ 1,545,122
                                             =========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                         $   360,967
  Accrued Liabilities                          473,665
  Customer Deposits                          1,195,567
  Note Payable - Inventory                      55,659
  Unearned Revenue                             269,000
  Current Portion of Long Term Debt            213,054
                                             ---------
     Total Current Liabilities               2,564,012
                                             ---------
Long Term Liabilities:
  Notes Payable                                950,868
  Note Payable Shareholder                     158,192
  Less current portion of Long Term Debt      (213,054)
                                             ---------
     Total Long-term Liabilities               896,006
                                             ---------

Total Liabilities                            3,500,618
                                             ---------
Stockholders' Deficit:
 Preferred Stock, $.00001 par value;
  authorized 5,000,000 shares, issued
  and outstanding -0- shares                         -
 Common Stock, $.00001 par value;
  authorized 30,000,000 shares, issued
  and outstanding 19,336,072 shares                193
 Additional Paid-In Capital                  3,225,656
 Treasury Stock                                (14,000)
 Accumulated Deficit                        (5,126,745)
                                             ---------
     Total Stockholders' Deficit            (1,914,896)
                                             ---------
Total Liabilities & Stockholders' Deficit  $ 1,545,122
                                             =========


See accompanying notes to financial statements

                          The Kingsley Coach, Inc.
                          Statements of Operations
                         For the Three Month Periods
                      ending December 31, 2003 and 2002
                                (Unaudited)

                                          Three Months Ending
                               December 31, 2003        December 31, 2002
                               ------------------------------------------
Revenue                         $    420,716              $ 1,422,658

Cost of Sales                       (323,621)              (1,316,985)
                                     -------                ---------
Gross Margin                          97,095                  105,673

General & Administrative Expense     475,430                  327,107

Net Loss from Operations            (378,335)                (221,434)

Other Income/(Expense):
 Other income                              -                      535
 Write-down of Inventory                   -                  (23,000)
  Interest Expense, net              (17,257)                 (36,648)
                                    --------                ---------
        Net other income             (17,257)                 (59,113)

Net Loss Before Tax                 (395,592)                (280,547)

Provision for Income Taxes                 -                        -
                                    --------                ---------
Net Loss                         $  (395,592)             $  (280,547)
                                    ========                =========

Net Loss per share               $     (0.02)             $    ( 0.02)
                                    ========                =========

Weighted Average Shares           18,135,605               16,464,071
                                  ==========               ==========


See accompanying notes to financial statements

                          The Kingsley Coach, Inc.
                          Statements of Operations
                          For the Six Month Periods
                      ending December 31, 2003 and 2002
                                (Unaudited)

                                              Six Months Ending
                                 December 31, 2003        December 31, 2002
                                 ------------------------------------------

Revenue                             $ 1,098,412            $ 2,166,693

Cost of Sales                          (956,828)            (2,119,955)
                                      ---------              ---------
Gross Margin                            141,584                 46,738

General & Administrative Expense        834,901                485,002
                                      ---------              ---------
Net Loss from Operations               (693,317)              (438,264)

Other Income/(Expense):
 Other income                               200                  9,197
   Write-down of Inventory                    -                (23,000)
   Interest Expense, net                (31,037)               (44,119)
                                      ---------              ---------
        Net other income                (30,837)               (57,922)

Net Loss Before Tax                    (724,154)              (496,186)

Provision for Income Taxes                    -                      -
                                      ---------              ---------
Net Loss                            $  (724,154)           $  (496,186)
                                      =========              =========

Net Loss per share                  $     (0.04)           $    ( 0.03)
                                      =========              =========

Weighted Average Shares              17,159,338             16,464,071
                                     ==========             ==========






See accompanying notes to financial statements

                          The Kingsley Coach, Inc.
                          Statements of Cash Flows
                          For the Six Month Periods
                      ending December 31, 2003 and 2002
                                (Unaudited)


                                             Six Month Period Ending
                                     December 31, 2003    December 31, 2002
                                     --------------------------------------

Cash Flows from Operating Activities:

  Net Loss                               $ (724,154)       $ (496,186)

 Adjustments to reconcile net loss to
  net cash provided by/(used in)
  operating activities:

  Depreciation and amortization              44,711            26,677
  Stock issued for expenses                 187,990                 -
  (Increase)/decrease in receivables        (13,253)            4,188
  (Increase)/decrease in inventory         (201,996)          245,878
  (Increase)/decrease in prepaid expenses    45,009            25,216
  Increase/(decrease) in payables           (40,657)          212,514
  Increase/(decrease) in bank overdraft     (66,646)                -
  Increase/(decrease) in accrued liabilities 35,898           191,589
  Increase/(decrease) in deposits           638,434          (308,942)
                                            -------           -------
  Net Cash from Operating Activities        (94,664)          (99,066)
                                            -------          --------
Net Cash From Investing Activities:
  Proceeds from Sale of Demo                      -           165,000
                                            -------          --------
  Net Cash From Investing Activities              -           165,000
                                            -------          --------

Net Cash From Financing Activities:
  Advances and Borrowing                    125,000           (18,552)
  Proceeds from Sale of Debentures          110,000                 -
  Principal increase (reduction)           (136,320)         (132,113)
                                           --------          --------
  Net Cash from Financing Activities        (98,515)         (150,665)
                                           --------          --------

Net Increase/(Decrease) in Cash               4,016           (84,731)

Beginning Cash Balance                            -           (84,731)
                                           --------           -------
Ending Cash Balance                      $    4,016        $        0
                                           ========           =======
Supplemental Disclosures:
  Interest Paid                          $   31,037        $   44,119
  Taxes Paid                                      -                 -



See accompanying notes to Financial statements

                          THE KINGSLEY COACH, INC.
                      NOTES TO FINANCIAL STATEMENTS
             For the Six Month Period Ended December 31, 2003
                               (Unaudited)

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

2.       ISSUANCE OF EQUITY

In October 2003 the Company issued 623,000 shares of its common stock to employees and consultants in consideration of their services on behalf of the Company. The issuance of shares was recorded on the Company's books at the market value of the shares on the date of issuance.

In October 2003 the Company issued 30,000 shares of its common stock in partial satisfaction of a pre-existing debt.

In November 2003 the Company issued a total of 300,000 shares and a $98,000 promissory note to two individuals in partial satisfaction of pre-existing debts. The note is convertible into common stock at the option of the noteholder at a conversion rate of $.25 per share.

In December 2003 the Company issued 1,000,000 shares of common stock to an individual in consideration of his undertaking to provide certain consulting services for the Company. The market value of the shares on the date of issuance has been expensed.


3.       GRANT OF OPTIONS

In December 2003 the Company granted stock options to one individual and one entity in consideration of their undertakings to provide consulting services for the Company. The individual received options to purchase 2,000,000 shares at $.10 per share. Those options terminate on December 18, 2005, but will terminate earlier if the Company terminates the individual's consulting agreement. The entity received options to purchase 1,000,000 shares at $.15 per share, 1,000,000 shares at $.20 per share, and 1,000,000 shares at $.25 per share. These options will terminate on December 29, 2004, but will terminate earlier if the Company terminates the entity's consulting agreement. The fair value of the options has been expensed.

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

     Results of Operations

     Sales during the first half of fiscal 2004 were 49% lower than sales in the same period of fiscal 2003. The low level of sales in the second quarter (ended December 31, 2003) occurred despite the fact that we have a sizeable backlog of orders. Our inability to fill those orders in an efficient fashion is almost entirely the result of our lack of cash to purchase raw materials inventory.

     In the six months ended December 31, 2003 we realized a 13% gross margin. This was far below our target of 25%, as our low level of production results in considerable inefficiency. The recent gross margin compared favorably, however, to a 2% gross margin realized in the six months ended December 31, 2002. The primary reasons for the improvement in gross margin were:

    1. In the Fall of 2002 we established a capability of finishing RV bodies at our facility in Middleburg PA. Whereas in the past bodies were delivered to us nearly complete, we now receive them in bare bones condition and complete the outfitting in our own facility. Our cost analysis indicates that this increase in the in-house component of our manufacturing has reduced the per-unit production cost of our vehicles by $16,832.

    2. We are now purchasing RV bodies from Thor America at prices substantially lower than in earlier years. In addition, while our plant was located on the Thor America campus, we paid Thor a $5,000 per unit fee. That fee was eliminated when we moved in 2002.

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

     Despite the improvement in gross margin, we recorded a substantial loss for the first half of fiscal 2004, due to general and administrative expenses that were disproportionate to our revenues. We incurred a part of those expenses in order to consolidate our vehicle production facilities with our research and production facilities at our facility in Andover, Minnesota, leaving our facility in Middleburg, Pennsylvania dedicated to completion of bodies. This consolidation will increase our long-range production efficiency, but contributed to the loss in the recent period. As a general matter, moreover, our general and administrative expenses have grown in the past year, primarily due to increased expenses attributable to staffing our new facilities. These expenses will continue to be disproportionate to sales until we are able to fund an increase in production sufficient to utilize our production capacity profitably.

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

     The recent introduction of our new "Kruiser" model to the market represents a step towards a proper inventory situation. The Kruiser is a fully-standardized unit produced on a very cost-efficient assembly line. We have begun production of the Kruiser, and are currently seeking private funds that will enable us to advertise the new model and purchase raw materials for production. If we are successful in that search, the Kruiser should make a significant contribution to our return to profitability.

Liquidity and Capital Resources

     Kingsley Coach currently has no bank line of credit or other source of bank or investor financing. Near the end of December 2002 we entered into a new operational and financial arrangement with our principal subcontractor. As part of that arrangement, the vendor loaned us $200,000 interest-free and extended nearly $300,000 in additional credits. The loan is now being satisfied by payment of a $5,000 premium on each subassembly that we purchase from the vendor.

     At December 31, 2003 Kingsley Coach had a working capital deficit of $(1,801,283), an improvement of $134,722 from our deficit at the end of June 2003. The primary reason for the improvement is that we reached payment terms with our principal creditor which resulted in the reclassification of a large payable into long-term debt. That effect was partially offset, however, by the fact that we have a large liability for customer deposits that were received and used in prior periods. The cash that we now receive on delivery of a new vehicle is often not much greater than the cash we expended in producing the vehicle, since the cash profit on the sale is represented by the deposit. So the $638,434 increase in customer deposits that we realized during the recent six months was used to fund current operations, thereby increasing our working capital deficit in that amount. Until we obtain a source of financing other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     Until the ramp-up in expenses during calendar 2000 to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year 2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001, fiscal 2002 and fiscal 2003, however, our operations produced positive cash, as did operations for the first quarter of fiscal 2004. In the second quarter of fiscal 2004 the expense of transferring production operations to Minnesota and outfitting an expanded facility there resulted in negative cash flow. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow. If we remain cash poor, we will hold production at a level that can be sustained by cash from sales and down payments. If funds become available, we will increase production.

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

Item 3.  Controls and Procedures

     Ralph Dickenson, our Chief Executive Officer and Chief Financial
Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2003. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Dickenson performed his evaluation.


PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In October 2003 Kingsley Coach issued a total of 623,000 shares of common stock to ten employees, four members of the Board of Directors and one consultant. The securities were issued in consideration for services to be valued at the market price on the date on which ownership of the shares vests. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Kingsley Coach and were acquiring the shares for their own accounts. There were no underwriters.

     In October 2003 Kingsley Coach issued 30,000 shares of common stock to Patrick Condren. The securities were issued in partial satisfaction of a pre-existing debt. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Kingsley Coach and was acquiring the shares for his own account. There were no underwriters.

     In November 2003 Kingsley Coach issued a total of 300,000 shares of common stock to Garron Y. Frantzen and Robert C. Groves. Kingsley Coach also issued to Mr. Groves a convertible promissory note in the principal amount of $98,000. The Note is payable in November 2004, but may be converted by Mr. Groves into common stock at a conversion rate of $.25 per shares. The securities were issued in satisfaction of debts in the aggregate amount of approximately $206,000. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Kingsley Coach and who were acquiring the shares for their own accounts. There were no underwriters.

     In December 2003 Kingsley Coach issued 1,000,000 shares of common stock to John Merkent. The securities were issued in consideration for services to be valued at the market price on the date the shares were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Kingsley Coach and was acquiring the shares for his own account. There were no underwriters.

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

                                  THE KINGSLEY COACH, INC.

    Date: February 16, 2004       By:  /s/ Ralph Dickenson
                                  -----------------------------------
                                  Ralph Dickenson, Chief Executive
                                  Officer & Chief Financial Officer

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


Date: February 16, 2004           /s/ Ralph Dickenson
                                  -----------------------------------------
                                  Ralph Dickenson, Chief Executive Officer

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

February 16, 2004        /s/ Ralph Dickenson
                         ----------------------------------------
                         Ralph Dickenson (Chief executive officer)