Form 10QSB
period 2004-03-31
KINGSLEY COACH INC
filed 2004-05-11
CIK 1026488

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                         Commission File No. 0-21733

                          THE KINGSLEY COACH, INC.
                 --------------------------------------------
                (Name of Small Business Issuer in its Charter)

     Delaware                                              23-3003600
 ---------------------------------------------------------------------------
 (State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
  incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                                May 6, 2004
                         Common Stock: 29,199,072

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

                           The Kingsley Coach, Inc.
                                Balance Sheet
                                March 31, 2004
                                 (Unaudited)
ASSETS

Current Assets:
  Cash                                     $    20,224
  Accounts Receivable                          311,199
  Inventory                                    619,098
                                             ---------
     Total Current Assets                      950,521
                                             ---------

Property & Intangibles, net                    673,104

Other Assets:
  Prepaid Expenses                              69,530
  Subscriptions Receivable                      12,000
  Deposits                                       3,650
                                             ---------
     Total Other Assets                         85,180
                                             ---------
Total Assets                               $ 1,708,805
                                             =========
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                         $   345,707
  Accrued Liabilities                          429,662
  Customer Deposits                          1,064,767
  Note Payable - Inventory                      16,170
  Unearned Revenue                             269,000
  Current Portion of Long Term Debt            238,054
                                             ---------
     Total Current Liabilities               2,363,360
                                             ---------
Long Term Liabilities:
  Notes Payable                                830,685
  Note Payable Shareholder                     217,556
  Less current portion of Long Term Debt      (238,054)
                                             ---------
     Total Long-term Liabilities               810,187
                                             ---------
Total Liabilities                            3,173,547
                                             ---------
Stockholders' Deficit:
  Preferred Stock, $.00001 par value;
   authorized 5,000,000 shares,
   issued and outstanding -0- shares                 -
  Common Stock, $.00001 par value;
   authorized 30,000,000 shares,
   issued and outstanding 23,554,072 shares        236
  Additional Paid-In Capital                 3,780,613
  Treasury Stock                               (14,000)
  Accumulated Deficit                       (5,231,592)
                                             ---------
  Total Stockholders' Deficit               (1,464,743)
                                             ---------
Total Liabilities & Stockholders' Deficit  $ 1,708,805
                                             =========



              See accompanying notes to financial statements

                       The Kingsley Coach, Inc.

                       Statements of Operations

                      For the Three Month Periods
                    ending March 31, 2004 and 2003
                              (Unaudited)

                                             Three Months Ending
                                      March 31, 2004     March 31, 2003
                                      ---------------------------------

Revenue                                $ 1,105,000        $   467,997

Cost of Sales                             (715,131)          (413,097)
                                         ---------          ---------
Gross Margin                               389,869             54,900

General & Administrative Expense           493,386            166,530
                                         ---------          ---------
Net Loss from Operations                  (103,516)          (111,630)

Other Income/(Expense):
   Other income                              2,500                 42
   Write-down of Inventory                       -                  -
   Interest Expense, net                    (3,830)            (7,783)
                                         ---------          ---------
           Net other income                 (1,330)            (7,741)

Net Loss Before Tax                       (104,846)          (119,371)

Provision for Income Taxes                       -                  -
                                         ---------          ---------
Net Loss                               $  (104,846)       $  (119,371)
                                         =========          =========

Net Loss per share                     $     (0.01)       $    ( 0.01)
                                         =========          =========

Weighted Average Shares                 19,948,380         16,464,071
                                        ==========         ==========




              See accompanying notes to financial statements

                         The Kingsley Coach, Inc.

                         Statements of Operations

                        For the Nine Month Periods
                      ending March 31, 2004 and 2003
                               (Unaudited)

                                               Nine Months Ending
                                      March 31, 2004       March 31, 2003
                                      -----------------------------------
Revenue                                $ 2,203,412        $ 2,634,690

Cost of Sales                           (1,803,326)        (2,533,051)
                                         ---------          ---------
Gross Margin                               400,086            101,639

General & Administrative Expense         1,196,288            651,533
                                         ---------          ---------
Net Loss from Operations                  (796,202)          (549,894)

Other Income/(Expense):
   Other income                              2,700              9,239
   Write-down of Inventory                       -            (23,000)
   Interest Expense, net                   (35,499)           (51,902)
                                         ---------          ---------
           Net other income                (32,799)           (65,663)

Net Loss Before Tax                       (829,001)          (615,557)

Provision for Income Taxes                       -                  -
                                         ---------          ---------
Net Loss                               $  (829,001)       $  (615,557)
                                         =========          =========

Net Loss per share                     $     (0.04)       $    ( 0.04)
                                         =========          =========

Weighted Average Shares                 18,483,712         16,464,071
                                        ==========         ==========






             See accompanying notes to financial statements

                        The Kingsley Coach, Inc.

                        Statements of Cash Flows

                       For the Nine Month Periods
                      ending March 31, 2004 and 2003
                               (Unaudited)


                                             Nine Month Period Ending
                                         March 31, 2004    March 31, 2003
                                         --------------------------------

Cash Flows from Operating Activities:

  Net Loss                                  $ (829,001)       $ (615,557)

  Adjustments to reconcile net loss to
  net cash provided by/(used in)
  operating activities:

   Depreciation and amortization                55,065            43,091
   Write down inventory                              -            23,000
   Stock issued for expenses                   385,990                 -
   (Increase)/decrease in receivables         (296,634)          (33,083)
   (Increase)/decrease in inventory            (90,198)          273,147
   (Increase)/decrease in prepaid expenses      60,763            35,970
   Increase/(decrease) in current liabilities (169,366)          279,806
   Increase/(decrease) in deposits             507,634          (232,751)
                                             ---------         ---------
   Net Cash from Operating Activities         (375,747)         (226,377)
                                             ---------         ---------
Net Cash From Investing Activities:
  Purchase of equipment                         (2,000)                -
  Proceeds from sale of Demo                         -           165,000
                                             ---------         ---------
   Net Cash from Investing Activities           (2,000)          165,000
                                             ---------         ---------
Net Cash From Financing Activities:
  Advances and borrowing                       125,000                 -
  Principal increase (reduction)              (236,629)          (23,354)
  Proceeds from sale of stock                  507,600                 -
                                             ---------         ---------
   Net Cash from Financing Activities          395,971           (23,354)
                                             ---------         ---------

Net Increase/(Decrease) in Cash                 20,224           (84,731)
eginning Cash Balance                                -            84,731
                                             ---------         ---------
Ending Cash Balance                         $   20,224        $        -
                                             =========         =========
Supplemental Disclosures:
  Interest Paid                             $   35,499        $   51,902
  Taxes Paid                                        -                  -
  Accounts payable converted to note           466,274                 -




                See accompanying notes to financial statements

                           THE KINGSLEY COACH, INC.
                        NOTES TO FINANCIAL STATEMENTS
                For the Nine Month Period Ended March 31, 2004
                                 (Unaudited)

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

From January through March 2004 the Company sold 1,620,000 shares of common stock to three individuals for an aggregate purchase price of $187,000.

In March 2004 the Company issued a total of 1,980,000 shares of common stock to twenty of its employees in consideration of their services to the Company. The market value of the shares on the date of issuance was expensed.

3.   GRANT OF OPTIONS

In December 2003 the Company granted stock options to one individual and one entity in consideration of their undertakings to provide consulting services for the Company. The individual received options to purchase 2,000,000 shares at $.10 per share. All of those options were exercised between February 23, 2004 and April 21, 2004. The entity received options to purchase 1,000,000 shares at $.15 per share, 1,000,000 shares at $.20 per share, and 1,000,000 shares at $.25 per share. Subsequently the Company modified the terms of the options to permit the entity to purchase 1,500,000 shares at $.12 per share and 1,500,000 shares at $.15 per share. All of those options, as modified, were exercised in April and May. The fair value of the options has been expensed.

Item 2.  Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * The Company has negative working capital and very limited financial resources. Until the Company remedies its working capital situation, its ability to fund growth will be limited. This situation will prevent the Company from taking advantage of the economies of scale that are crucial to significant profitability.

     * The Company has had poor financial results recently and has incurred substantial losses. Although many factors have contributed to this situation, the primary current cause of the situation is the Company's inability to fund production at a rate sufficient for the Company to be profitable. It is not certain that the recent infusion of capital into the Company will be sufficient to assure profitable operations.

     * The Company's business plan depends to a large extent upon its success in marketing its new standardized "Kruiser" model. Since marketing of the Kruiser was only recently initiated, we do not yet know how successful the product will be. If we are not able to market the Kruiser effectively, our financial results will be adversely affected.

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

     Results of Operations

     During the quarter ended March 31, 2004 investors contributed $312,000 to our capital in exchange for 3,120,000 shares of our common stock. We committed most of those funds to the purchase of components for the vehicles in our backlog. During the quarter we shipped five new units, all customized, and booked $1,105,000 in revenue. This represented a 136% increase in revenue over the quarter ended March 31, 2003. Since the end of the quarter we have received additional capital infusions, and are now operating at a considerably higher production level than during 2003. We expect, therefore, to continue to show growth in sales.

     In the quarter ended March 31, 2004 we realized a 35% gross margin, compared to 12% gross margin realized in the comparable quarter of 2003. The increased margin is the result of the economies that are attendant to increased production - i.e fixed costs can be spread over a greater number of production units. We have also recently improved our margins by retaining expert consultants who are assisting us in implementing production efficiencies at our plant. We expect our margins to continue to be superior to those realized in prior years, although, since we are ramping up production rapidly, we cannot yet accurately predict what our optimal margin will be.

     The improvement in margins in the recent 3rd quarter followed a pattern that has developed over the past 12 months. During that period primary reasons for the improvement in our gross margin have been:

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

     Despite the improvement in gross margin, we recorded a loss for the quarter ended March 31, 2004, due to general and administrative expenses that were disproportionate to our revenues. Included in those expenses, however, was a $198,000 expense for stock issued to our employees. We issued the shares to reward those who had remained loyal to our Company during the several years when we did not have the financial ability to operate profitably, and to provide them an incentive for the future. Had we not issued those shares, however, we would have reported net income of $93,124.

     Despite the recent infusions of capital, we continue to have negative working capital. This limits our production. As a result, until this past quarter we had no inventory of finished or near-finished products, and were required to build vehicles only to order. During the quarter we produced a demonstration model of our new Kruiser, which will assist us in marketing the new line. However, our lack of finished goods inventory (a) limits our potential customers to those willing to wait many months for delivery and (b) eliminates our reportable revenue if there is any interruption in our production activities (as occurred in fiscal 2002), as we have no sales from inventory that can carry us through a trough in production. This situation does not preclude us from achieving profitability - we had the same lack of inventory in fiscal 2001, and achieved profits in that year. But the situation does put our prospects for profitability at considerable risk. For that reason, as funds become available, we intend to invest in developing an inventory of finished products.

     The recent introduction of our new "Kruiser" model to the market represents a step towards a proper inventory situation. The Kruiser is a fully-standardized unit produced on a very cost-efficient assembly line. We have begun production of the Kruiser, initiated marketing, and have received the first orders. If that marketing program is successful, the Kruiser should make a significant contribution to our return to profitability.

Liquidity and Capital Resources

     Kingsley Coach currently has no bank line of credit or other source of bank financing. For the most part, we rely on the sale of our common stock (or derivatives) to fund our growth. Near the end of December 2002, however, we entered into a new operational and financial arrangement with our principal subcontractor. As part of that arrangement, the vendor loaned us $200,000 interest-free and extended nearly $300,000 in additional credits. The loan is now being satisfied by payment of a $10,000 premium on each subassembly that we purchase from the vendor.

     At March 31, 2004 Kingsley Coach had a working capital deficit of $(1,412,839), an improvement of $388,444 since December 31, 2003 and $134,722 from our deficit at the end of June 2003. One reason for the improvement is that we reached payment terms with our principal creditor which resulted in the reclassification of a large payable into long-term debt. That effect was partially offset, however, by the fact that we have a large liability for customer deposits that were received and used in prior periods. The cash that we received on delivery of new vehicles during the recent quarter was often not much greater than the cash we expended in producing the vehicle, since the cash profit on the sale is represented by the deposit. So the $507,634 increase in customer deposits that we realized during the recent nine months was used to fund current operations, thereby increasing our working capital deficit in that amount. Until we obtain a source of financing other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     Until the ramp-up in expenses during calendar 2000 to meet anticipated increases in Camelot sales, our operations produced positive cash flow. In fiscal 1999 our operations produced $111,992 in cash. However, during the first nine months of calendar year 2000, operations generated a cash flow deficit of $604,026, primarily due to an increase of $522,894 in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001, fiscal 2002 and fiscal 2003, however, our operations produced positive cash, as did operations for the first quarter of fiscal 2004. In the second quarter of fiscal 2004 the expense of transferring production operations to Minnesota and outfitting an expanded facility there resulted in negative cash flow. In the third quarter, the ramp-up in production also resulted in negative cash flow. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow.

     The Company should be able to sustain operations for the indefinite future with its present resources. When cash is short, however, the only feasible method of sustaining operations is to delay production. This in turn slows growth and damages our marketing abilities. Accordingly, the Company continues to seek sources of financing to enable the Company to fund the growth at a rate determined by market demand.

Item 3.  Controls and Procedures

     Ralph Dickenson, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of March 31, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Dickenson performed his evaluation.



PART II   -   OTHER INFORMATION


Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     From January through March 2004 Kingsley Coach sold a total of
1,000,000 shares of common stock to John Thompson for $100,000 cash. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Kingsley Coach and was acquiring the shares for his own account. There were no underwriters.

     In March 2003 Kingsley Coach sold a total of 120,000 shares of common stock to James and Jamie Williams for $12,000 cash. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Kingsley Coach and were acquiring the shares for their own accounts. There were no underwriters.

     In March 2004 Kingsley Coach sold a total of 500,000 shares of common stock to Randy Holdridge for $75,000 cash. The sale was exempt pursuant to
Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Kingsley Coach and was acquiring the shares for his own account. There were no underwriters.

     From February through March 2004 Kingsley Coach sold a total of
1,500,000 shares of common stock to Christopher Benz for $150,000 cash. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Kingsley Coach and was acquiring the shares for his own account. There were no underwriters.

     In March 2004 Kingsley Coach issued a total of 1,980,000 shares of common stock to twenty of its employees in consideration of services rendered by them. The shares were valued at the market price on the date the shares were issued. The issuance was exempt pursuant to Section 4(2) of the Act since the issuance was not made in a public offering and was made to individuals who had access to detailed information about Kingsley Coach and were acquiring the shares for their own accounts. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal year 2004.

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

                                  THE KINGSLEY COACH, INC.

    Date: May 11, 2004            By:  /s/ Ralph Dickenson
                                  -----------------------------------
                                  Ralph Dickenson, Chief Executive
                                  Officer & Chief Financial Officer

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


Date: May 11, 2004                /s/ Ralph Dickenson
                                  -----------------------------------------
                                  Ralph Dickenson, Chief Executive Officer


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

May 11, 2004                         /s/ Ralph Dickenson
                                     ----------------------------------------
                                     Ralph Dickenson (Chief executive officer)