Form 10KSB
period 2004-06-30
KINGSLEY COACH INC
filed 2004-10-13
CIK 1026488

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the fiscal year ended June 30, 2004.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        Commission File No. 0-21733

                          THE KINGSLEY COACH, INC.
               --------------------------------------------
              (Name of Small Business Issuer in its Charter)

           Delaware                                    23-3003600
   ----------------------------------------------------------------------
  (State or other jurisdiction                 (I.R.S. Employer ID Number)
   of incorporation or organization)

                  25820 7th Street W., Zimmerman, MN 55398
                  ----------------------------------------
                  (Address of principal executive offices)

         Issuer's Telephone Number, including Area Code: 763-856-3733

       Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act:

                 Common Stock, $.00001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State the issuer's revenues for its most recent fiscal year: $ 3,606,392.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, $.00001 par value, held by non-affiliates as of October 8, 2004 was $3,974,780.

As of October 8, 2004, the number of shares outstanding of the Registrant's Common Stock, $.00001 par value, was 32,199,072 shares. The number of shares outstanding of the Registrant's Class B Common Stock, $.00001 par value, was 1,000,000 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format:    Yes [ ]   No [X]

        FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding
Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

      * Kingsley Coach has negative working capital and very limited financial resources. Until Kingsley Coach remedies its working capital situation, its ability to fund growth will be limited. This situation will limit the ability of Kingsley Coach to take advantage of the economies of scale that are crucial to significant profitability.

      * Kingsley Coach has had poor financial results in the past three fiscal years and has incurred substantial losses. Although many factors have contributed to this situation, the primary cause of the situation has been Kingsley Coach's inability to fund production at a rate sufficient for Kingsley Coach to be profitable. It is not certain that the recent infusion of capital into Kingsley Coach will be sufficient to assure profitable operations.

      * Kingsley Coach's business plan depends to a large extent upon its success in marketing its new standardized "Kruiser" model. Since marketing of the Kruiser was only initiated within the past year, we do not yet know how successful the product will be. If we are not able to market the Kruiser effectively, our financial results will be adversely affected.

      * Kingsley Coach has only one executive officer employed full-time, its President. Until Kingsley Coach is able to attract additional senior management personnel, it will depend on its President alone for its executive decision-making.

     Because these and other risks may cause Kingsley Coach's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

                                     PART 1

Item 1.  Business

     The Kingsley Coach

     Kingsley Coach is engaged in the business of manufacturing motorhomes, medical transport vehicles and emergency response vehicles, all under the tradename "Kingsley Coach." Although available for a broad variety of uses, each Kingsley Coach has the same sturdy and stable structural design, which characterizes the vehicle as a "Kingsley Coach."

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

     * The walls are 2 " thick. The floor and the roof are double-rein forced.

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

     * A Kingsley Coach can be serviced at almost any truck stop, whereas a conventional motorhome generally needs a motorhome mechanic. In addition, a Kingsley Coach carries reserve tanks that hold up to a full week's supply of power and water, and is equipped with our proprietary gray water system that extends the water supply signifi cantly. So a Kingsley Coach can cover much more ground between RV stops than a conventional motorhome.

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

     Recreational Vehicles

     We have been selling the Kingsley Coach as a recreational vehicle since 1996. Until 2004, however, we custom-made all of our vehicles, sometimes using the customer's own truck. Early in 2004 we introduced our "Kruiser" model, which is a fully-standardized vehicle produced in assembly-line fashion
at our facility in Minnesota.   Because of the standardization, we are able to
purchase components for the Kruiser in bulk, thereby reducing materials cost substantially. In addition, the production of a Kruiser requires approxi mately 25% of the man-hours we devote to manufacturing a customized Camelot model, permitting us far greater flexibility in pricing.

     Our line of recreational vehicles today consists of the following Camelot (custom) models and the Kruiser:

     Camelot Excalibur - 40' Model. This coach, offering 300 square feet of living space fully expanded, is our base model in the Camelot line. It includes all of the features noted above plus a luxury, functionally designed interior, and is designed to compete effectively with the mid-range 40' RV models.

     Camelot SURV - 40' Model. The SURV allows the owner the luxury stan dards of the Excalibur, with the added convenience of a rear utility garage. The rear garage, measuring 17' by 8', offers over 140 square feet of utility space, with a rear-attached metal (roll-up or ramp) door for easy access. A drop-down bed is mounted to the wall, for use when you don't need the storage space. Lift the bed, however, and you have room for your motorcycles, your hot-air balloon, your snowmobiles - even your horses.

     Camelot Merlin - 45' Model.  The Merlin offers a full 360 square feet of
floor space.   It includes all of the features noted above plus a luxurious, functionally designed interior, and is designed to compete effectively with the mid-range 45' RV models.

     Camelot Lancelot - 34' Model. The Lancelot retains the overall luxury characteristic of the Camelot line. It is priced, however, to appeal to customers who desire a customized vehicle, but whose buying decisions are more price-sensitive or who are simply more comfortable in a less-imposing vehicle.

     Kruiser. The Kruiser incorporates all of the power, stability and comfort of our customized Camelot models in a vehicle adapted to assembly-line production. Customers are able to personalize their Kruisers through a choice of four interior designs and an array of paint options. However, because of the efficiencies build into our production of the Kruiser, we are able to offer it as a relatively low-cost vehicle that will appeal to a broad market, but a vehicle that should generate relatively high margins for Kingsley Coach

     Mobile Medical Vehicles

     The same characteristics that make the Kingsley Coach attractive in the vacation market make it suitable for use in a wide variety of specialized applications. The unique stability that allows you to speed down a highway without losing your equilibrium likewise allows you to carry a CAT scanner through a city of potholed streets without losing its calibration. So in the past two years we have established our Medical Coach as a distinct and growing product line.
                                    -3-

     The Kingsley Coach is now marketed as the platform that carries PET (Positron Emission Tomography) scanners manufactured by CPS Innovations and distributed by Hitachi Medical Systems America. To date we have delivered several of these units, each to a physician who uses the vehicle to provide scanning services at multiple locations. The demand for this product alone appears to be sufficient that it could fill our production capacity for several years. Should we chose to expand, however, we can readily produce a Kingsley Coach that can transport virtually any large mobile medical device, be it a Magnetic Resonance Imaging system, a Cardiac Catheterization lab, or a CT scanner. The ability of the Kingsley Coach to safely carry motion-sensi tive equipment over all types of road conditions makes it an ideal platform for the mobile medical industry.

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

     Emergency Response Vehicles

     We have recently entered into a third market - emergency response vehicles. As governments throughout our country, in response to 9/11, imple ment upgrades to their emergency response programs, a market ideally suited to the Kingsley Coach is opening up. Vehicles in this market often sell for $600,000 and up, but the up-front capital commitment by the manufacturer is similarly large. For this reason, until we increase our capital resources considerably, our participation in this market will be limited.


     Our first contract for an emergency response vehicle was awarded in June 2004 by the Department of State Police of the State of Maryland. We are now manufacturing for the Department a Kingsley Mobile Command Center, designed to carry multiple communications systems safely into a disaster environment. The unit will incorporate highly sophisticated computers, electronics and state-of-the-art technology, including two 60' masts for satellite communications, permitting the operators of the Mobile Command Center to monitor and manage communications among federal, state and local emergency agencies and person nel. The unit is scheduled for delivery in June 2005. The contract price for the unit is $1,150,000.

     Specialized Applications

     The same characteristics that make the Kingsley Coach attractive in the vacation, mobile medical and emergency response markets make it suitable for use in a wide variety of specialized applications. By way of examples, we have already designed Kingsley Coaches for use by:

     - Sports Teams. Within a single Kingsley Coach, we can provide sleep ing space for 27, as well as room for the athletes to sit and stretch their legs. While this may not provide the pampering that an NBA team may expect, the comfort and luxury of a Kingsley Coach is a significant step up from the traditional bus for a traveling Arena Football team or a college soccer club, without a significant step up in price. To date, we have sold six Kingsley Coaches outfitted for sports teams. We currently have two sports orders in our backlog, including an order by the Bossier-Shreveport Mudbugs of the Central Hockey League. The vehicle we are manufacturing for the Mudbugs sleeps 24, and provides a full range of amenities, including flip-down plasma screen televisions.

     - Snowbirds. Recently we built a Kingsley Coach that combines a passenger compartment with an auto carrier. Our customer intends to market the vehicle as an alternative to the "Autotrain" that Amtrak runs between Washington D.C. and Florida. Up to thirteen passengers will travel in quiet comfort in the Kingsley Coach while their cars (up to six) will be hauled in the rear portion of the vehicle.

     - Equestrian Teams. How do you get the horses to the meet in relative calm? Put them in a powerful, stable Kingsley Coach. The horses and the riders arrive, rested and ready.

     Proprietary Technology

     The quality of our vehicles depends, for the most part, on the know-how accumulated by our staff during many years of experience in vehicle manufac turing. We do, however, incorporate in our vehicles certain patented or proprietary technology that enhances the uniqueness of our Kingsley Coach.

     We have filed a patent application covering the electronic mechanism that enables the garage/storage compartment in the rear of our vehicle to be easily lowered and raised. This represents a significant improvement over the inclined ramps commonly used, as loading at ground level is easier. In addition, the new mechanism permits loading to be accomplished in a smaller area than the ramp, which generally requires clearance in back of the vehicle.

     We also have an exclusive license to use the technology involved in manufacturing our combined passenger vehicle/auto carrier. The owner of that technology has filed a patent application covering some of that technology.

     One of the more important items of proprietary technology that we incorporate into our recreational vehicles is a system through which gray water from the showers, sinks and washer in a recreational vehicle can be used for the toilet function. This system reduces the demand for fresh water in the vehicle, making the storage systems more efficient.

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

     The bodies for our RVs are manufactured by Thor America, one of Amer ica's leading producers of Rvs. In addition, we have recently begun to use a
second source for RV bodies, and that relationship could be expanded.   With
this combination of sources, we do not expect to experience any difficulty in obtaining the RV bodies we need on schedule.

     The bodies for our Medical Coaches require a specialist in lead fabrica tion to prepare the walls. We have located a number of fabricators capable of performing this service, and have experienced no problem in obtaining these bodies.

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

     The Kingsley Coach is sold directly and through a dealer network. To date, we have appointed dealers in Texas and eastern Florida. As our produc tion capabilities become sufficient to service added demand, we will expand our network incrementally until it reaches nationwide.

     No single customer accounted for more than 10% of the Company's sales during the years ended June 30, 2004, 2003 or 2002.

     Backlog

     On October 5, 2004 the Company's backlog was 10 units, representing $3,663,500 in potential sales. On October 5, 2003, the backlog was 11 units ($2,481,000 in potential sales). The increase in the dollar value of backlog reflects our efforts to increase the per unit prices for our vehicles.

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

     Research and Development

     Until July of 2000, we were still developing our vehicles. Accordingly, research and development until that time represented nearly 30% of sales.
From the 2001 fiscal year through 2003 we were marketing the products previ ously developed. Accordingly, our research and development expense was reduced to $123,400 during the year ended June 30, 2003 and $92,500 during the year ended June 30, 2002. During fiscal 2004, as we developed the Kruiser, our research and development expense increased again to $204,000.

     Employees

     We currently employ 39 individuals on a full-time basis. 7 are employed in administrative positions, 2 in sales and marketing positions, and 30 in production. None of our employees are members of a union. We believe that our relations with our employees are good.

Item 2.  Properties

     Our executive offices and production facilities are located in a 20,000 square foot facility in Zimmerman, Minnesota. We pay a monthly rental of $3,500. We rent the premises on an at-will month-to-month basis.

     We also lease a 10,000 square foot facility in Middleburg, Pennsylvania, near the Thor America manufacturing plant. The Pennsylvania facility is primarily dedicated to finishing bodies, although we have the capability of completing an entire RV there, if we exceed capacity in Zimmerman.

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



                              Bid
Quarter Ending        High             Low
--------------       ----------------------
September 30, 2002   $  .12         $   .06
December 31, 2002    $  .19         $   .05
March 31, 2003       $  .20         $   .05
June 30, 2003        $  .23         $   .05

September 30, 2003   $  .30         $   .13
December 31, 2003    $  .19         $   .09
March 31, 2004       $  .16         $   .09
June 30, 2004        $  .20         $   .12


     (b) Shareholders

Our shareholders list contains the names of 474 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 800.
     (c)  Dividends

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

     (d) Sale of Unregistered Securities

     In April 2004 Kingsley Coach sold 500,000 shares of common stock to John Thompson for $50,000 cash. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Kingsley Coach and was acquiring the shares for his own account. There were no underwriters.

     In April 2004 Kingsley Coach sold 3,000,000 shares of common stock to Venture Capital Partners, LLC for $405,000 cash. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Kingsley Coach and which was acquiring the shares for its own account. There were no underwriters.

     In May 2004 Kingsley Coach issued a total of 600,000 shares of common stock to Business Consulting Group Unlimited in consideration of services to be rendered by it pursuant to a consulting contract. The shares were valued at $.21 per share, the market price on the date the shares were issued. The issuance was exempt pursuant to Section 4(2) of the Act since the issuance was not made in a public offering and was made to an entity whose principals had access to detailed information about Kingsley Coach and which was acquiring the shares for its own account. There were no underwriters.

     In June 2004 Kingsley Coach issued a total of 2,000,000 shares of common stock to Christine Little in consideration of services to be rendered by her pursuant to a consulting contract. The shares were valued at $.10 per share, the market price on the date the shares were issued. The issuance was exempt pursuant to Section 4(2) of the Act since the issuance was not made in a public offering and was made to an individual who had access to detailed information about Kingsley Coach and was acquiring the shares for her own account. There were no underwriters.

     (e)  Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 4th quarter of fiscal 2004.

     (f) Derivative Securities

     The following securities provide their holders the right to acquire shares of the Company's common stock:

     Class B Common Stock.  DRK, Inc. holds 1,000,000 shares of Class B
Common Stock issued by the Company. Each share may be converted by the holder into one share of common stock.

     Convertible Note. The Longview Fund holds a Note in the principal amount of $600,000. The Fund may convert the principal amount of the Note into shares of common stock at a conversion price of $.15 (i.e. 4,000,000 shares). The conversion price will be reduced if Kingsley Coach issues any common shares for a price less than $.15 per share.

     Warrants. The Longview Fund hold a warrant to purchase 1,200,000 shares of common stock at an exercise price of $.20 per share. The exercise price will be reduced if Kingsley Coach issues any common shares for a price less than $.20 per share. The warrant expires in July 2009.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     Kingsley Coach has experienced several years of losses, primarily due to our inability to fund production at a profitable rate. During the second half of 2004, we obtained approximately $1 million in capital from the sale of our common stock. We committed most of those funds to the purchase of components for the vehicles in our backlog. As a result, in the second half of fiscal 2004 (ending June 30, 2004), we booked $2,507,980 in sales, including $1,402,980 booked in the 4th Quarter. This represented a 128% increase in revenue over the first half of fiscal 2004, and a 57% increase over the second half of fiscal 2003. Since the end of the fiscal 2004 we have received additional capital infusions, and are now operating at a considerably higher production level than during prior years. We expect, therefore, to continue to show growth in sales.

     During fiscal 2004 we realized a total gross margin of $849,847, of which $708,263 was realized in the second half of the year. For the second half of the year our gross margin as a percentage of sales was 28% (32% in the last quarter), compared to 13% gross margin in the first six months of fiscal 2004 and 16% in the realized in fiscal 2003. The increased margin is the result of the economies that are attendant to increased production - i.e fixed costs can be spread over a greater number of production units. We have also recently improved our margins by retaining expert consultants who are assist ing us in implementing production efficiencies at our plant. We expect our margins to continue to be superior to those realized in prior years, although, since we are ramping up production rapidly, we cannot yet accurately predict what our optimal margin will be.

     The improvement in margins in the last six months of fiscal 2004 was aided by a number of situations that have developed over the past two years:

     * In the Fall of 2002 we established a capability of finishing RV bodies at our facility in Middleburg PA. Whereas in the past bodies were delivered to us nearly complete, we now receive them in bare bones condition and complete the outfitting in our own facility. Our cost analysis indicates that this increase in the in-house component of our manufacturing has reduced the per-unit production cost of our vehicles by $16,832.

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

     As a result of the increase in sales and gross margin, we recorded net income of $100,463 during the 4th quarter of fiscal 2004 and a net loss of only ($4,384) for the last six months of fiscal 2004, compared to a net loss of ($724,154) for the first six months of the years. Included in the expenses recorded in the 3rd quarter of fiscal 2004 was a $198,000 expense for stock issued to our employees. We issued the shares to reward those who had remained loyal to our Company during the several years when we did not have the financial ability to operate profitably, and to provide them an incentive for the future. Had we not issued those shares, however, we would have reported net income in the last six months of fiscal 2004 of $193,616.

     Despite the recent infusions of capital, we continue to have negative working capital. This limits our production. As a result, until recently we had no inventory of finished or near-finished products, and were required to build vehicles only to order. In March 2004 we produced a demonstration model of our new Kruiser, which will assist us in marketing the new line. However, our lack of finished goods inventory (a) limits our potential customers to those willing to wait many months for delivery and (b) eliminates our report able revenue if there is any interruption in our production activities (as occurred in fiscal 2002), as we have no sales from inventory that can carry us through a trough in production. This situation does not preclude us from achieving profitability - we had the same lack of inventory in fiscal 2001, and achieved profits in that year. But the situation does put our prospects for profitability at considerable risk. For that reason, we continue to investigate opportunities to acquire additional capital, and as funds become available, we intend to invest in developing an inventory of finished products.

     The recent introduction of our "Kruiser" model to the market represents a step towards a proper inventory situation. The Kruiser is a fully-standard ized unit produced on a very cost-efficient assembly line. We began production and marketing of the Kruiser in January 2004, and have received the first orders. If our marketing program is successful, the Kruiser should make a significant contribution to our return to profitability.

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

     At June 30, 2004 Kingsley Coach had a working capital deficit of $(1,222,927), an improvement of $713,078 since June 30, 2003. The primary reason for the improvement was our sale of equity during fiscal 2004. In addition, we reached payment terms during the year with our principal credi tor, which resulted in the reclassification of a large payable into long-term debt. That effect was partially offset, however, by the fact that we have a large liability for customer deposits that were received and used in prior periods. The cash that we received on delivery of new vehicles during fiscal 2004 was often not much greater than the cash we expended in producing the vehicle, since the cash profit on the sale is represented by the deposit. So the $497,241 increase in customer deposits that we realized during fiscal 2004 was used to fund current operations, thereby increasing our working capital deficit in that amount. Until we obtain a credit line or other source of short-term financing for production, other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     Throughout our history, our cash flow has been a function of growth. Until we completed the development of our Camelot model in fiscal 2000, our operations produced positive cash flow. When we ramped up production in 2000 to prepare for anticipated Camelot sales, our operations generated a cash flow deficit, primarily due to an increase in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001, fiscal 2002 and fiscal 2003, however, our operations produced positive cash, as did operations for the first quarter of fiscal 2004. In the last nine months of fiscal 2004 the expense of transferring production operations to Minnesota and outfitting an expanded facility there resulted in negative cash flow. In the fourth quarter in particular, the ramp-up in production resulted in negative cash flow of $552,402. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow.

     In July 2004 Kingsley Coach obtained net proceeds of approximately $575,000 from the sale of a convertible note and a warrant to an investment fund. That event has further stabilized our finances, and permitted increased production. The Company should be able to sustain operations for the indefi nite future with its present resources. When cash is short, however, the only feasible method of sustaining operations is to delay production. This in turn slows growth and damages our marketing abilities. Accordingly, the Company continues to seek sources of financing to enable the Company to fund the growth at a rate determined by market demand.

Item 7. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

Item 8.   Financial Statements

     The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8A.  Controls and Procedures

     Ralph Dickenson, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                            Director
      Name                  Age Position with the Company   Since
     ---------------------------------------------------------------
     Ralph Dickenson       64  Chairman (CEO, CFO)           1998
     Verdo Lancaster       66  Director, Vice President      1998
     Catherine Rimes       43  Director                      1998
     James Whitehead       61  Director                      1998
     George O. R. Carlson  63  Director                      2001



     Directors hold office until the annual meeting of the Company's stock holders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

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

     Catherine Rimes has been self-employed as a horse rancher since 1998. From 1994 to 1997, Ms. Rimes served as President of Brake Alert, Inc., which was engaged in the business of manufacturing and marketing parts for transpor
tation equipment.    Ms. Rimes is the daughter of Ralph Dickenson, the
Chairman of Kingsley Coach, and the niece of George Carlson, a member of the Board of Directors.

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

     Audit Committee

     The Board of Directors does not have an audit committee financial expert. The Board of Directors has not been able to recruit an audit commit tee financial expert to join the Board of Directors because the Company has only recently achieved a sufficient degree of financial stability to make service on its Board attractive.

     Code of Ethics

     The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

     Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2004.

Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Ralph Dickenson, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended June
30, 2004, 2003 and 2002.    There were no other executive officers whose total
salary and bonus for the fiscal year ended June 30, 2004 exceeded $100,000.


                                                 Long-Term
                      Compensation              Compensation
                    Year      Salary        Stock Options Granted
 -----------------------------------------------------------------
 Ralph Dickenson    2004      $26,500                -
                    2003      $18,124                -
                    2002      $18,000                -

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

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended June 30, 20043 and those options held by him on June 30, 2004.

                   Option Grants in the Last Fiscal Year

                          Percent                                 Potential
                          of total                             realizable value
            Number of     options                                at assumed
            securities    granted to                           annual rates of
            underlying    employees       Exercise             appreciation of
            option        in fiscal       Price     Expiration   option term
Name        granted       year           ($/share)  Date        5%     10%
-------------------------------------------------------------------------------
R. Dickenson     0        N.A.             N.A.     N.A.        0       0

                  Aggregated Fiscal Year-End Option Values

               Number of securities underlying      Value of unexercised
               unexercised options at fiscal        in-the-money
               unexercised options at fiscal        options at fiscal
               year-end (#) (All exercisable)       year-end ($)
Name
---------------------------------------------------------------------------
Ralph Dickenson         75,000                            0


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to us with respect to the beneficial ownership of our voting stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of either class of our voting stock;

     *  Ralph Dickenson;

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 32,199,072 shares of our common stock outstanding on the date of this report. There are also 1,000,000 shares of our Class B Common Stock outstanding, each of which is entitled to 20 votes at any meeting of share holders. Except as otherwise indicated, we believe that the beneficial owners of the voting stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

     In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of voting stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issu able" shares in the outstanding shares when we compute the percent ownership of any other person.

                       Amount of                   Percent of       Aggregate
Name and Address of    Beneficial Ownership          Class          Percent of
Beneficial Owner (1)   Common   Class B Common   Common   Class B   Voting Power
--------------------------------------------------------------------------------
Ralph Dickenson        75,000(2)          -          0.2%   -            0.1%
Verdo Lancaster     1,497,250(2)          -          4.6%   -            2.9%
Catherine Dickenson   812,949(2)  1,000,000(3)              2.5%       100.0%
                                                           39.9%
James Whitehead       138,995(2)                     0.4%   -            0.3%
George Carlson        720,449     1,000,000(3)       2.2% 100.0%        40.0%

All officers and
 directors as a
 group (5 persons)  2,656,694     1,000,000(3)       8.2% 100.0%        43.4%

Matco, Incorporated 5,000,000             -         15.5%   -            9.6%
4602 230th Court, NW
St. Francis, MN 55070

Longview Fund       3,573,699(4)          -          9.9%   -            6.4%
600 Montgomery St.
San Francisco, CA 94111

John Merkent        2,927,775             -          9.1%   -            5.6%
281 Smith Road
Shirley, NY 11967

Christine Little    2,000,000             -          6.2%   -            3.8%
281 Smith Road
Shirley, NY 11967

Christopher Benz    1,770,000             -          5.5%   -            3.4%
29 Beacon Hill Drive
Chester, NJ 07930

John A. Thompson    1,700,000(5)          -          5.3%   -            3.3%
217 John Mowry Road
Smithfield, RI 02917

DRK, Inc.             587,949     1,000,000          1.8% 100.0%        39.4%
3118 162nd Lane
Andover, MN 55304
______________________________

(1) The address of each shareholder, unless otherwise noted, is c/o The Kingsley Coach, Inc., 25820 7th St. W, Zimmerman, MN 55398.
(2) DRK, Inc. is a Minnesota corporation. Catherine Dickenson and George Carlson each own 50% of the outstanding shares of DRK, and are thus deemed to be the beneficial owners of DRK's shares.
(3)  Includes presently-exercisable option to purchase 75,000 shares.
(4) Represents 3,573,699 shares issuable upon conversion of a Convertible Note and 0 shares issuable upon exercise of a Warrant held by the Longview Fund. Conversion and exercise are limited by the terms of those instruments to 9.99% of the Company's outstanding shares. Without application of that limit, 4,000,000 shares would be issuable upon conversion of the Convertible Note and 1,200,000 shares would be issuable upon exercise of the Warrant.
(5)  Includes 200,000 shares held by Mr. Thompson jointly with his spouse.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensa tion plans (which include individual compensation arrangements) was determined as of June 30, 2004.



                           Number of                             Number
                           securities                            of securities
                           to be issued       Weighted           remaining
                           upon exercise      average            available for
                           of outstanding     exercise price     future issuance
                           options,           of outstanding     under equity
                           warrants and       options, warrants  compensation
                           rights             and rights         plans
-------------------------------------------------------------------------------
Equity compensation plans
 approved by security
 holders..........                  0                --                  0

Equity compensation plans
not approved by security
holders*..........                  0                --            347,000
                            ----------------------------------------------
Total..............                 0                --            347,000
                            ==============================================

* Our Board of Directors has adopted two equity compensation plans without shareholder approval under which shares remain available for issuance. The 2003 Equity Incentive Plan, under which 250,000 shares remain available for issuance, permits the Board to award to employees, directors or consultants (other than consultants whose services to Kingsley Coach are related to capital-raising transactions) stock, restricted stock, stock options or performance shares. The 2003 Key Personnel Stock Grant Plan, under which 97,000 shares remain available for issuance, permits the Board to grant shares of common stock to employees, directors or consultants.

Item 12.  Certain Relationships and Related Transactions

     In the Spring of 2002, Jeannie Michels, an employee of the Company, loaned $235,000 to the Company to use for working capital. The Company agreed to pay $7,000 per month to satisfy the loan, including interest at 5.25%. The balance due at June 30, 2004 was $107,331.

Item 13.  Exhibit List and Reports on Form 8-K

     (a) Financial Statements

     Independent Auditors Report

     Balance Sheet - June 30, 2004

     Statement of Operations for the years ended June 30, 2004 and June
      30, 2003

     Statement of Stockholders Deficit for the years ended June 30, 2004 and June 30, 2003

     Statement of Cash Flows for the year ended June 30, 2004 and June 30,
      2003

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

     10-d Convertible Note dated July 21, 2004 issued by The Kingsley Coach, Inc. to Longview Fund LP - filed as an exhibit to the Current Report on Form 8-K dated July 21, 2004 and incorporated herein by reference.

     10-e Common Stock Purchase Warrant dated July 21, 2004 issued by The Kingsley Coach, Inc. to Longview Fund LP - filed as an exhibit to the Current Report on Form 8-K dated July 21, 2004 and incorporated herein by reference.

     21    Subsidiaries - none

     31    Rule 13a-14(a) Certification

     32    Rule 13a-14(b) Certification
_________________________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-65654) and incorporated herein by reference.

      (c) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended June 30, 2004.
                                    -19-

Item 14 Principal Accountant Fees and Services

     Audit Fees

     Mantyla McReynolds billed $33,475 to the Company for professional services rendered for the audit of our 2004 financial statements and review of the financial statements included in our reports on Form 10-QSB for the first three quarters of fiscal 2004. Mantyla McReynolds billed $28,456 to the Company for professional services rendered for the audit of our 2003 financial statements and review of the financial statements included in our reports on Form 10-QSB for the first three quarters of fiscal 2003.


  Audit-Related Fees

  Mantyla McReynolds billed $0 to the Company in 2004 and 2003 for assurance and related services that are reasonably related to the performance of the 2004 and 2003 audit or review of the quarterly financial statements.

  Tax Fees

  Mantyla McReynolds billed to the Company $2,761 in fiscal 2004 and $2,609 in fiscal 2004 for professional services rendered for tax compliance, tax advice and tax planning.

  All Other Fees

  Mantyla McReynolds billed $0 to the Company in 2004 and 2003 for services not described above.

   It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

           Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
The Kingsley Coach, Inc.


We have audited the accompanying balance sheet of The Kingsley Coach, Inc., as of June 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Kingsley Coach, Inc. as of June 30, 2004, and the results of operations and cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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



                                         Mantyla McReynolds
Salt Lake City, Utah
September 24, 2004

                         The Kingsley Coach, Inc.
                              Balance Sheet
                              June 30, 2004




     ASSETS

Current Assets:
 Cash                                      $    45,397
 Accounts receivable (related party)           270,880
 Inventory - Note 11                           503,163
                                            ----------
 Total Current Assets                          819,440

Property & Intangibles, net - Note 8           670,784

Other Assets:
 Prepaid expense - Note 13                     378,776
 Deposits                                        3,650
                                            ----------
 Total Other Assets                            382,426

 TOTAL ASSETS                              $ 1,872,650
                                            ==========





              See accompanying notes to financial statements


                                                                 F2

                           The Kingsley Coach, Inc.
                          Balance Sheet [continued]
                                June 30, 2004

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable                          $   229,800
 Accrued liabilities                           261,629
 Customer deposits - Note 5                  1,054,374
 Note payable - inventory - Note 15              9,469
 Unearned revenue - Note 14                    269,000
 Current portion long-term debt - Note 10      218,095
                                            ----------
 Total Current Liabilities                   2,042,367

Long-Term Liabilities:
 Notes payable - Note 10                       796,117
 Note payable -shareholder - Note 4            107,331
 Less current portion long-term debt          (218,095)
                                            ----------
 Total Long-Term Liabilities                   685,353
                                            ----------
 Total Liabilities                           2,727,720

Stockholders' Deficit - Notes 6, 7, 13 & 16
 Preferred stock, $.0001 par value;
  authorized 5,000,000 shares; issued and
  outstanding -0- shares                             0
 Common stock, $.00001 par value;
  authorized 100,000,000 shares; issued
  and outstanding 29,461,072                       295
 Common Stock, $.00001 par value class B             0
 Treasury Stock, 200,000 common shares         (14,000)
 Additional paid-in capital                  4,289,764
 Accumulated Deficit                        (5,131,129)
                                            ----------
 Total Stockholders' Deficit                  (855,070)

 TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                  $ 1,872,650
                                            ==========





             See accompanying notes to financial statements

                                                                  F3

                          The Kingsley Coach, Inc.
                          Statements of Operations
                 For the years ended June 30, 2004 and 2003




Revenues:                                      2004               2003
                                           -------------      -------------
 Sales                                     $  3,606,392       $  3,768,619

 Cost of Sales                               (2,756,545)        (3,175,665)
                                            -----------        -----------
 Gross Margin                                   849,847            592,954

General and administrative expenses           1,531,607          1,524,502
                                            -----------        -----------
Net Income/(Loss) from Operations              (681,760)          (931,548)

Other Income/(Expense):
 Other income                                     3,947                776
 Interest expense                               (50,725)           (54,954)
                                            -----------        -----------
Total Other Income/(Expense)                    (46,778)           (54,178)
                                            -----------        -----------
Net Income/(Loss) Before Taxes                 (728,538)          (985,726)

Income taxes                                          0                  0
                                            -----------        -----------
Net Income/(Loss)                          $   (728,538)      $   (985,726)
                                            ===========        ===========

Income/(Loss) Per Share basic and diluted  $      (0.04)      $      (0.06)
                                            ===========        ===========

Weighted Average Shares Outstanding          20,176,181         16,853,822
                                            ===========        ===========



         See accompanying notes to financial statements.

                                                                  F4

                          The Kingsley Coach, Inc.
                     Statements of Stockholders' Deficit
                  For the years ended June 30, 2004 and 2003




                                                                Addit'l                     Total
                             Shares         Common    Treasury  Paid-in      Accumulated    Stockholders'
                             Issued         Stock     Stock     Capital      deficit        Deficit
                             ----------------------------------------------------------------------------

Balance, June 30, 2002       16,464,071    $   164    $(14,000) $ 2,762,095  $(3,416,865)   $   (668,606)

Issued shares for cash
 at $.16 per share              220,001          2                   21,998                       22,000

Issued shares for
 services at average
 of $.15 per share              650,000          7                   97,493                       97,500

Issued shares for
 sales com-mission
 at $.11 per share               50,000          1                    5,499                        5,500

Shares cancelled during year     (1,000)         0                        0                            0

Net loss for the
 twelve months ended
 June 30, 2003                                                                  (985,726)       (985,726)
                             ---------------------------------------------------------------------------
Balance, June 30, 2003       17,383,072        174     (14,000)   2,887,085   (4,402,591)     (1,529,332)

Issued shares for
 services at $.10
 per share                    2,603,000         27                  260,273                      260,300

Issued shares to
 settle debt at $.10
 per share                      330,000          3                   32,997                       33,000

Issued shares for
 service contracts
 at $.10 per share            3,000,000         30                  299,970                      300,000

Issued shares for
 cash at $.10 per share         925,000          9                   92,491                       92,500

Issued shares for
 cash at $0.12 per share      1,620,000         16                  186,984                      187,000

Issued shares for
 exercised options
 at $.12 and $.15
 per share                    3,000,000         30                  404,970                       45,000

Issued shares for
 marketing contract
 at $.21 per share              600,000          6                  124,994                      125,000

Net loss for the
 twelve months ended
 June 30, 2004                                                                 (728,538)        (728,538)
                             ---------------------------------------------------------------------------
Balance, June 30, 2004       29,461,072    $   295    $(14,000) $ 4,289,764 $(5,131,129)    $   (855,070)
                             ===========================================================================


               See accompanying notes to financial statements.

                                                                  F5

                        The Kingsley Coach, Inc.
                        Statements of Cash Flows
               For the years ended June 30, 2004 and 2003



                                                      2004          2003
                                                 -------------  ------------

Cash Flows Provided by/(Used for) Operating
 Activities

 Net Income/(Loss)                               $  (728,538)   $  (985,726)

 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                       84,134        163,932
  Provision for doubtful accounts                     32,064         16,190
  Issued stock for services/expenses                 468,865         89,500
  Received treasury stock as contract refund               0              0
  Decrease (increase) in prepaid expenses           (236,483)        63,017
  Decrease (increase) in accounts receivable        (288,380)       (10,388)
  Decrease (increase) in inventory                    25,737         54,646
  Increase (decrease)in accounts payable            (674,798)       755,658
  Increase in other current liabilities             (107,992)       326,582
  Increase (decrease)in customer deposits            497,242       (411,570)
                                                   ---------      ---------
  Net Cash Provided by/(used for) Operating
   Activities                                       (928,149)        61,841

Cash Flows Provided by/(Used for) Investing
 Activities
 Acquisition of property and equipment               (28,748)             0
 Proceeds from sale of demo                                0        118,687
                                                   ---------      ---------
  Net Cash Used for Investing Activities             (28,748)       118,687

Cash Flows Provided by/(Used for) Financing
 Activities
 Issued stock for cash                               684,500         10,000
 Principal increase (decrease) on notes payable      556,274        224,000
 Principal payments/reductions                      (238,480)      (499,259)
                                                   ---------      ---------
  Net Cash Provided by (Used for)Financing
   Activities                                      1,002,294       (265,259)
                                                   ---------      ---------
Net Increase/(Decrease) in Cash                       45,397        (84,731)

Beginning Cash Balance                                     0         84,731
                                                   ---------      ---------
Ending Cash Balance                              $    45,397    $         0
                                                   =========      =========

Supplemental Disclosures
     Interest paid                               $    50,725    $    52,358
     Income taxes paid                                     0              0
     Stock issued for assets                         325,000         12,000


            See accompanying notes to financial statements.

                                                                  F6

                           The Kingsley Coach, Inc.
                       Notes to Financial Statements
                               June 30, 2004


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

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     (b)  Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

     (d)  Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in banks to be cash. The Company had a cash balance of $45,397 at June 30, 2004.

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

                                                                  F7

                           The Kingsley Coach, Inc.
                       Notes to Financial Statements
                                June 30, 2004



Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

     (g)  Inventory

     Inventory consists of parts, work-in-process, and finished units. Inventory is valued at the lower of cost or market using the first-in first-out (FIFO) costing method.

     (h)  Revenue recognition/accounts receivable/deferred revenue

     The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue on vehicle sales upon delivery of the product to the customer. Any additional obligations related to the product, such as service agreements, are negotiated under a separate contract; revenue on these items is recognized over the period of service as commitments are satisfied. The Company records an account receivable for revenue earned but net yet collected. An allowance for bad debt has been provided based on estimated losses. For revenue received in advance of services, the Company records a current liability classified as either deferred revenue or customer deposits.

     (i)  Impairment of Long-Lived Assets

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company made no adjustment to long-lived assets for impairment through June 30, 2004.

     (j)  Recent Pronouncements

     In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before a liability has been incurred. The adoption of SFAS No. 146 did not materially impact the Company's consolidated results of operations, financial position, or cash flow.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not materially impact the Company's results of operations, financial position, or cash flow.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity ("SFAS No. 150") was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 became effective for the Company for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning June 28, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's Consolidated Financial Statements.


                                                                  F8

                           The Kingsley Coach, Inc.
                        Notes to Financial Statements
                                June 30, 2004

Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes the Company has no guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's financial statements.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB")
No. 51. FIN No. 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest
after that date.   FIN No. 46 applies in the first year or interim period
ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.


Note 2   LIQUIDITY

     The Company has accumulated losses through June 30, 2004 amounting to $5,131,129, and has a net working capital deficiency of $1,222,927 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management believes that it has improved its productivity since June 30, 2002. Further, the Company believes that standard product design and methods and expanded product resources will permit increased productivity in future years. The Company has also expanded its management team and staff in order to improve efficiencies in the various areas of operations.

     The Company has been able to raise money from an institutional investor and has issued a warrant for shares of common stock in order to raise additional money. Further, the Company has begun successfully pricing new Kingsley orders at an increased gross profit margin and has arranged for
outside customer financing.   Management plans may include additional
issuances of shares of common stock for production capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3   INCOME TAXES

     No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations in prior years, against which it intends to offset future earnings.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2004 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.


                                                                  F9

                           The Kingsley Coach, Inc.
                       Notes to Financial Statements
                                June 30, 2004

Note 3   INCOME TAXES [continued]


Deferred tax assets                          Balance        Tax        Rate
---------------------------------------------------------------------------
Loss carryforward (expires through 2024)     $4,246,422   $1,443,783    34%

Valuation allowance                                      ($1,443,783)
                                                         -----------
Deferred tax asset                                        $        0
                                                         ===========


     The valuation allowance has increased $247,022 from $1,196,761 in the prior year.


Note 4   RELATED PARTY TRANSACTIONS/STOCKHOLDER  LOANS

     During the year ended June 30, 2002, an officer of the Company obtained a loan on behalf of the Company of $235,000. $50,000 of the loan was used to satisfy a pre-existing related party loan of the Company. The remaining $185,000 was used as operating capital. The loan agreement provides for monthly payments to a bank of $7,000, including interest at 5.25% until paid in full. The balance due on this loan as of June 30, 2004 is $107,331. Another stockholder has advanced $49,000 to the Company in the form of a loan payable on demand and bearing interest at 8%.


Note 5   CUSTOMER DEPOSITS

     When a customer signs a contract to have the Company manufacture a Kingsley Coach ("Coach"), a deposit or down payment is required of the customer. The amount of deposit varies based on the terms of the contract. The Company treats these deposits as unearned revenue until the Coach is delivered to the customer. At June 30, 2004, deposits had been collected on approximately eighteen Coaches in various stages of completion.


Note 6   PREFERRED STOCK

     The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of $.0001 par value preferred stock. The Board of Directors may issue the shares in series and may designate the powers, preferences and rights of such shares by resolution, without the vote of stockholders. No shares are issued and outstanding as of June 30, 2004.


                                                                  F10

                           The Kingsley Coach, Inc.
                       Notes to Financial Statements
                                June 30, 2004


Note 7   ISSUANCE OF STOCK

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

     On January 30, 2003, 50,000 shares of common stock were issued to an individual as a commission on the sale of a Kingsley Coach. The issuance was recorded at the market value of $0.11 per share.

     In April 2003, 220,001 shares of common stock were issued to an investor at $0.10 per share. The Company received cash of $10,000 and recorded subscriptions receivable for the remaining $12,000. This receivable is still uncollected.

     During the year the Company cancelled 1,000 shares of common stock which were returned to the Company as part of a legal settlement with two individuals.

     In October 2003 the Company issued 623,000 shares of its common stock to employees and consultants in consideration of their services on behalf of the Company. The issuance of shares was recorded on the Company's books at the market value of the shares at $0.10 per share.

     In October 2003, the Company issued 30,000 shares of its common stock in partial satisfaction of a pre-existing debt at $0.10 per share.

     In November 2003, the Company issued 300,000 shares of common stock at $0.10 per share and a $98,000 promissory note to two individuals in partial satisfaction of pre-existing debts. The note is convertible into common stock at the option of the noteholder at a conversion rate of $.25 per share.

     In December 2003 the Company issued 1,000,000 shares of common stock to an individual at $0.10 per share in consideration of his undertaking to provide certain consulting services for the Company.

     From January through March 2004 the Company sold 1,620,000 shares of common stock to three individuals for an aggregated purchase price of $187,000.

     In March 2004 the Company issued a total of 1,980,000 shares of common stock to twenty of its employees in consideration of their services to the Company. The market value of the shares on the date of issuance ($0.10 per share) was recorded as compensation expense.

     The Company issued 3,000,000 shares of common stock to investors for cash in accordance with a stock purchase agreement. 1,500,000 shares were issued at $0.12 and the remaining 1,500,000 shares were issued at $0.15 per share.

     Pursuant to a private offering subscription agreement, the Company issued 925,000 shares of common stock to an individual for cash. The shares were valued at $0.10 per share for a total of $92,500.

     On June 18, 2004, the Company entered a consulting agreement with an individual to provide strategic planning, marketing and computer services. The contract terminates on June 18, 2006. Under the terms of the contract, the Company has issued 2,000,000 shares of common stock. The stock was valued at $0.10 per share. Inasmuch as the contract covers a two year period, the Company has capitalized $200,000, to be amortized over the contract period.

                                                                  F11

                           The Kingsley Coach, Inc.
                       Notes to Financial Statements
                                June 30, 2004


Note 7   ISSUANCE OF STOCK [continued]

     The Company entered an agreement with a consulting group for the purpose of shareholder communications and management. The Company agreed to pay $25,000 in cash plus 600,000 shares of common stock valued at $0.21 per share. The contract continues until May of 2005.


Note 8   PROPERTY AND INTANGIBLES

         The major classes of assets as of the balance sheet date are as follows:

                                      Accumulated       Net
Asset Class            Cost           Depr/Amort        Book      Method/Life
-----------------------------------------------------------------------------
Furniture            $    2,473          ($1,861)      $   612      MACRS/7
Electronic Equipment      8,818           (8,046)          772      MACRS/5
Tools                   111,028          (94,920)       16,108      MACRS/5
Leasehold Improvements    2,357             (290)        2,067      SL/39
Demonstrator Units      284,434          (82,959)      201,475      SL/12
Intangible property     647,140         (197,390)      449,750      Per unit
                      ----------------------------------------       prod
Total                $1,056,250        ($385,466)     $670,784
                      ========================================

     Depreciation and amortization expense was $84,134 and $163,932 for the years ended June 30, 2004 and 2003, respectively.

Note 9   PLANT LEASE

     Until July 2002 the Company leased its production facility in Middleburg, Pennsylvania, in a plant that is shared by a subcontractor who participated in the production of Kingsley Coaches. In July 2002 the Company vacated this facility and acquired a new facility, also in Middleburg, which is independent of the subcontractor. The lease for that facility (approximately 20,000 square feet) has a term of 3 years, and has a base monthly rent of $3,800 per month.

     Beginning in October 2002, the Company leased a 26,000 square foot
production facility in Ramsey, Minnesota.   The Ramsey facility is used
for engineering and design, as well as for a portion of our fabrication activities. The monthly rental is $4,500 for a three year term through 2005; either party may cancel the lease on 30 days prior notice. Rent expense for the years ended June 30, 2004 and 2003 was $107,778 and 99,950, respectively.

Note 10  NOTES PAYABLE

     A relative of a director of the Company has purchased several Kingsley Coaches. In 1998, he sold two back to the Company in exchange for a note.
In December 2002, one of the Kingsleys was sold and the note payable was reduced. The remaining portion of the note, dated May 1, 1998, bears interest at 9% and has a monthly payment of $3,237. The balance due as of June 30, 2004, is $138,481. The remaining Kingsley Coach is still owned by the Company as of June 30, 2004, is being used as a demonstrator model, and is available for sale.

     The Company has a note payable to a finance company related to the purchase of inventory. The terms require monthly payments of $2,164, for 60 months, through June 2005. The effective interest rate on this note is approximately 14.5%. The total due as of June 30, 2004, is $25,909.


                                                                  F12

                           The Kingsley Coach, Inc.
                        Notes to Financial Statements
                                June 30, 2004


Note 10  NOTES PAYABLE [continued]

     In December of 2002, the Company negotiated a loan from a current supplier of fabricated Kingsley bodies in the amount of $200,000. The Company is repaying the loan at the rate of $5,000 per body acquired from the supplier until the balance is paid in full. During the fiscal year ended June 30, 2004, the note payable was increase through an agreement to refinance additional trade payable amounts into the note. The total note payable balance at June
30, 2004 is $553,774.

     The Company has recorded a note payable to a former director. As of June 30, 2004 the note has a balance of $77,953, bears no interest and is payable at a rate of $1,000 per month.

     Scheduled maturities on these notes plus the related party notes described in Note 4 are as follows:

                            Year Ending June 30:              Amount
                            --------------------            ----------
                                   2005                     $  218,095
                                   2006                        107,639
                                   2007                        104,046
                                   2008                        110,118
                                   2009 and thereafter         363,550
                                                             ---------
                                                            $  903,448
                                                             =========
Note 11  INVENTORY

     As of June 30, 2004, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to specific jobs. However, other items are purchased in bulk and can be used on all Kingsleys. Ss of June 30, 2004, cost of parts approximates market value and no adjustment has been recorded. Work-in-process inventory consists of several Kingsleys at various stages of production. There are currently no finished units except for one demonstrator Kingsley which is now being depreciated on a straight line basis over twelve years and is available for sale. The net book value of the demonstrator is included with property. Depreciation for the fiscal year ended June 30, 2004 was $23,703. Total inventory as of June 30, 2004 is as follows:


                  Parts inventory          $ 228,625
                  Work-in-process            274,538
                  Finished units                   0
                                            --------
                                           $ 503,163
                                            ========

Note 12  LEGAL CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

                                                                  F13

                           The Kingsley Coach, Inc.
                        Notes to Financial Statements
                                June 30, 2004


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

     The Company issued 1,000,000 shares of restricted common stock for partial payment of this agreement. The value of the issued shares was calculated at a discounted price of approximately $0.38 per share or $378,102. The management agreement initially allowed for the1,000,000 common shares to revert back to the treasury of the Company if performance goals were not met over the five year period beginning July 1, 2000. In 2001 the Company waived DRK's obligation to surrender 100,000 shares in exchange for waiver of a $168,123 debt from the Company to DRK. At the end of fiscal 2002, 200,000 shares were surrendered by DRK to the Company. The surrendered shares have been recorded as treasury stock valued at $14,000 or $0.07 per share. In February 2003 the Company waived the performance goals in exchange for DRK's agreement to modify the payment terms.

     Prepaid expenses as of June 30, 2004, consist of management fees valued at $53,776. To allocate the cost of the management service over the contract period, the Company amortizes the expense on a straight line basis at approximately $5,251 per month. The Company amortized $63,017 in each of the years ending June 30, 2004 and 2003.

     As discussed in Note 7 the Company entered two consulting agreements which provide for services to be performed over the next two years. One contract is has a value of $200,000 which shall be amortized straight line at $8,333 per month over the next 24 months. The other contract has a value of $125,000 to be amortized over the next eleven months at $11,364 per month.


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


Note 15  LINE OF CREDIT

     The Company entered into an Agreement for Wholesale Financing on November 1, 1999, with a financial services corporation. The original terms allowed the Company up to $500,000 of credit, to purchase inventory from approved vendors and "for other purposes." Advances were secured by the inventory and/ or components financed. Further, the President of the Company signed a
personal guaranty to the Agreement.   The line of credit was cancelled in 2002.
The balance due on the Agreement as of June 30, 2004 is $9,469 with interest at 13.5%. The balance is payable upon the sale of each unit financed under the agreement.

                                                                  F14

                           The Kingsley Coach, Inc.
                        Notes to Financial Statements
                                June 30, 2004


Note 16  STOCK OPTIONS

     The Company has adopted only the disclosure provisions of FASB 123 (Accounting for Stock Based Compensation) and applies APB Opinion 25 (Accounting for Stock Issued to Employees) to stock options.

     In October of 2000, the Board of Directors issued to each of its members a five year option to purchase 75,000 shares of the Company's common stock, for a total of 300,000 shares. The options are exercisable at an average price of $.95 per share. The weighted average remaining life is approximately 15 months. All options are currently exercisable. The market price on the date of grant was $0.56.

     Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is recorded as a separate component of stockholders' equity, as a result of compensatory stock options is generally amortized to expense over the vesting periods of the underlying stock options. Unearned compensation represents the intrinsic value of stock options granted but not yet vested. The Company has no unearned compensation as of June 30, 2004.

Note 17  SUBSEQUENT EVENTS

     On August 20, 2004, the Company issued 1,000,000 shares of Common Stock, Class B shares in exchange for 1,000,000 shares of Common Stock owned by DRK, Inc., a related party. The Class B Common Stock is restricted from transfer without specific approval of the Board of Directors of the Company. The preferences, limitations and rights of a holder of a share of Class B Common Stock will be identical to the preferences, limitations and rights of a holder of a share of Common Stock, except that the number of votes which may be cast will equal 20 times the number of shares of Common Stock into which that holder's Class B Common Stock could be converted on the record date for the meeting or shareholder action. The holder of each share of Class B Common Stock shall have the right to convert that share of Class B Common Stock into one fully-paid and non-assessable share of Common Stock. The holder of a share of Class B common Stock may exercise his conversion right by giving a written notice.

     On July 19, 2004 the Company sold to an investment fund (a) a promissory note in the principal amount of $600,000 bearing interest at 8% per annum and
(b) a five year warrant to purchase 1,200,000 shares of common stock at $.20 per share. The note is convertible into common stock at $.15 per share. The purchase price for the securities was $600,000.






                                                                  F15

                            SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Regis trant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           The Kingsley Coach, Inc.


                           By: /s/ Ralph Dickenson
                           -----------------------------------------
                           Ralph Dickenson, Chief Executive Officer

  In accordance with the Exchange Act, this Report has been signed below on October 12, 2004 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Ralph Dickenson
-------------------------------
Ralph Dickenson, Director
Chief Executive Officer,
Chief Accounting Officer


/s/ Catherine Rimes
-----------------------
Catherine Rimes, Director

/s/ George O.R. Carlson
-----------------------
George O.R. Carlson,  Director


------------------------------
Verdo Lancaster, Director

------------------------------
James Whitehead, Director