Form 10QSB
period 2004-09-30
KINGSLEY COACH INC
filed 2004-11-19
CIK 1026488

U. S. Securities and Exchange Commission
                         Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                         Commission File No. 0-21733

                          THE KINGSLEY COACH, INC.
                 --------------------------------------------
                (Name of Small Business Issuer in its Charter)

         Delaware                                    23-3003600
   -------------------------------------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
    incorporation or organization)


                    25820 7th Street W., Zimmerman MN 55398
                    ---------------------------------------
                   (Address of Principal Executive Offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                          November 16, 2004
                          Common Stock: 32,199,072

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [X]

                     The Kingsley Coach, Inc.
                                Balance Sheet
                              September 30, 2004
                                 (Unaudited)

ASSETS

Current Assets:
 Cash                                      $       993
 Accounts Receivable                           287,603
 Prepaid Expenses                              217,566
 Inventory                                     968,650
                                             ---------
 Total Current Assets                        1,474,812

Property & Intangibles, net                    784,551
Other Assets:
 Prepaid Expenses                               86,364
 Deposits                                        3,650
                                             ---------
 Total Other Assets                             90,104
                                             ---------
 Total Assets                               $2,349,377
                                             =========
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts Payable                          $   211,195
 Accrued Liabilities                           351,748
 Customer Deposits                           1,424,800
 Note Payable - Inventory                        6,771
 Unearned Revenue                              269,000
 Current Portion of Long Term Debt             215,000
 Total Current Liabilities                   ---------
                                             2,478,514
                                             ---------
Long Term Liabilities:
 Notes Payable                                 633,655
 Note Payable Shareholder                      131,475
 Convertible debt                              574,998
 Less current portion of Long Term Debt       (215,000)
                                             ---------
 Total Long-term Liabilities                 1,125,117
                                             ---------
 Total Liabilities                           3,603,631
                                             ---------
Stockholders' Deficit:
 Preferred Stock, $.00001 par value;
  authorized  5,000,000 shares,  issued
  and outstanding -0- shares                         -
 Common Stock, $.00001 par value;
  authorized 100,000,000 shares, issued
  and outstanding 32,199,072 shares                322
 Additional Paid-In Capital                  4,546,208
 Treasury Stock                                (14,000)
 Accumulated Deficit                        (5,786,784)
                                             ---------
 Total Stockholders' Deficit                (1,254,254)
                                             ---------
 Total Liabilities & Stockholders' Deficit $ 2,349,377
                                             =========




See accompanying notes to financial statements

                          The Kingsley Coach, Inc.

                         Statements of Operations

                        For the Three Month Periods
                    ending September 30, 2004 and 2003
                               (Unaudited)

                                              Three Months Ending
                                    September 30, 2004   September 30, 2003
                                    ---------------------------------------
Revenue                                $    893,921       $    677,696

Cost of Sales                              (831,860)          (633,207)
                                        -----------        -----------
Gross Margin                                 62,061             44,489

General & Administrative Expense            406,212            555,966
                                        -----------        -----------
Net Loss from Operations                   (344,151)          (511,477)

Other Income/(Expense):
 Other income                                     -                200
 Interest Expense, net                      (33,339)           (13,780)
                                        -----------        -----------
Net other income                            (33,339)           (13,580)

Net Loss Before Tax                        (377,490)          (525,057)

Provision for Income Taxes                        -                  -
                                        -----------        -----------
Net Loss                               $   (377,490)      $   (525,057)
                                        ===========        ===========

Net Loss per share                     $      (0.01)      $     ( 0.03)
                                        ===========        ===========

Weighted Average Shares                  31,756,072         17,383,082
                                        ===========        ===========

See accompanying notes to financial statements



                         The Kingsley Coach, Inc.

                         Statements of Cash Flows

                        For the Three Month Periods
                    ending September 30, 2004 and 2003
                               (Unaudited)


                                        Three Month Period Ending
                                September 30, 2004    September 30, 2003
                                ------------------    ------------------
Cash Flows from Operating
 Activities:

 Net Loss                            $ (377,490)          $ (525,057)

 Adjustments to reconcile net
  loss to net cash provided by/
  (used in) operating activities:

  Depreciation and amortization           8,000               18,355
  Granted stock warrants for financing   26,971                    -
  (Increase)/decrease in receivables    (16,723)              (3,760)
  (Increase)/decrease in inventory     (465,487)              78,775
  (Increase)/decrease in prepaid
   expenses                              74,846               15,754
  Increase/(decrease) in current
   liabilities                           20,150              149,000
  Increase/(decrease) in customer
   deposits                             370,426              538,045
                                      ---------            ---------
  Net Cash from Operating Activities   (359,307)             271,112

Net Cash From Investing Activities:
 Purchase of equipment                 (121,767)                   -
                                      ---------            ---------
  Net Cash from Investing Activities   (121,767)                   -

Net Cash From Financing Activities:
 Advances and borrowing                 574,988               25,000
 Principal increase (reduction)        (138,318)            (123,515)
                                      ---------            ---------
  Net Cash from Financing Activities    436,670              (98,515)

Net Increase/(Decrease) in Cash         (44,404)             172,597

Beginning Cash Balance                   45,397                    -
                                      ---------            ---------

Ending Cash Balance                  $      993           $  172,597
                                      =========            =========
Supplemental Disclosures:
 Interest Paid                       $    6,368           $   13,780
 Taxes Paid                                   -                    -


See accompanying notes to financial statements

                         THE KINGSLEY COACH, INC.
                       NOTES TO FINANCIAL  STATEMENTS
            For the Three Month Period Ended September 30, 2004
                               (Unaudited)

1.       PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

2.       SALE OF CONVERTIBLE DEBENTURES AND WARRANTS

On July 21, 2004 the Company closed the sale of two identical Convertible Notes and Common Stock Purchase Warrants. The Convertible Notes have principal amounts of $600,000 and $10,000, which is payable on July 21, 2006. The Notes bears interest at 8% per annum. The principal and/or interest due on the Note are convertible at the holder's option into shares of Kingsley Coach common stock at a conversion rate of $.15 per share. If Kingsley Coach sells any common shares or derivatives for a price less than $.15 per share, the conversion rate in the Note will be reduced to equal that lower price.

The Warrants that were sold with the Debentures afford the holder the right to purchase 1,200,000 common shares at $.20 per share through July 21, 2009. If Kingsley Coach sells any common shares or derivatives for a price less than $.20 per share, the exercise price of the Warrants will be reduced to equal that lower price.

The Company determined the fair value of the Warrants utilizing the Black-Scholes option pricing model and the minimum value method. The fair value of the Warrants was calculated to be $26,971 and was included in the Company's "interest expense" as of September 30, 2004.

Kingsley Coach realized net cash proceeds of approximately $575,000 from the sale of the Debentures and Warrants, after payment of the expenses of the offering.

Item 2.  Management Discussion and Analysis

  Forward-looking Statements

  This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * Kingsley Coach has negative working capital and very limited financial resources. Until Kingsley Coach remedies its working capital situation, its ability to fund growth will be limited. This situation will prevent Kingsley Coach from taking advantage of the economies of scale that are crucial to significant profitability.

     * Kingsley Coach has had poor financial results recently and has incurred substantial losses. Although many factors have contributed to this situation, the primary current cause of the situation is Kingsley Coach's inability to fund production at a rate sufficient for Kingsley Coach to be profitable. It is not certain that the recent infusion of capital into Kingsley Coach will be sufficient to assure profitable operations.

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

     Results of Operations

     Kingsley Coach has experienced several years of losses, primarily due to our inability to fund production at a profitable rate. During the second half of fiscal 2004 (ended June 30, 2004), we obtained approximately $1 million in capital from the sale of our common stock, and in the first quarter of fiscal 2005 we obtained $575,000 from the sale of convertible debentures and warrants to an investment fund. We committed most of those funds to the purchase of components for the vehicles in our backlog. As a result, in the second half of fiscal 2004 (ending June 30, 2004), we booked $2,507,980 in sales, including $1,402,980 booked in the 4th Quarter. This represented a 128% increase in revenue over the first half of fiscal 2004, and a 57% increase over the second half of fiscal 2003.

     Our growth was slowed in the quarter ended September 30, 2004. We shipped only four units, and recognized $893,921 in revenue. This represented a 32% increase over revenue in the quarter ended September 30, 2003, but also represented a sharp reduction from the preceding quarter. The reason for the reduction in sales was that during the quarter we relocated our manufacturing facility from Andover, Minnesota to Zimmerman, Minnesota. The move cost in excess of $150,000, and shut down our production for an extended period. Our estimate is that the downtime delayed approximately $500,000 in sales that would otherwise have been recorded in the quarter.

     The move to Zimmerman, however, positions us well for future growth. The new facility increases our production capacity 500%. In addition, we invested approximately $200,000 in building improvements, which gives us a state-of-the-art facility. With this new facility in place, the only significant limit on our ability to grow will be our ability to fund growth.

     Our gross margin for the quarter ended September 30, 2004 was only $62,061, or 7% of sales. This margin fell far below the margin ratios we have experienced in recent quarters. The reduction was primarily caused by two of the units shipped in the quarter which had been ordered almost two years ago. At that time we were dependent on customer deposits to fund our operations, and so agreed to sell the units at a low price in exchange for a sizeable deposit. In addition, our costs have increased substantially in the past two years, but there was no provision in the contract that allowed us to pass along the increases to our customer. The result was that we sold these two units at a substantial loss, causing us to incur low overall margin.

     As a result of our reduced sales level, our low profit margin on sales, and the fact that we expensed the entire cost of moving in the quarter, our net for the quarter ended September 30, 2004 was a loss of $377,490. We consider the quarter, however, to be an aberation from our recent growth pattern. We expect to return to profitability promptly.

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

     At September 30, 2004 Kingsley Coach had a working capital deficit of $(1,003,702), an improvement of $219,225 since June 30, 2004. The principal factors that affected working capital during the quarter were:

          - Working capital was increased by our sale of a three-year $600,000 Convertible Debenture in July 2004.

          - Working capital was also increased by the reclassification of $217,566 in prepaid expenses from Other Assets to Current Assets. That amount represents the prepaid fees of consultants for services to be performed prior to September 30, 2005. The asset will be amortized as an expense over the period of performance.

          - Working capital was decreased by the loss we realized in the quarter and the cash used in outfitting our new facility in Zimmerman and moving our operations there.

          - Working capital was also decreased as a result of our large liability for customer deposits that were received and used in prior periods. The cash that we received on delivery of new vehicles during the recent quarter was often not much greater and, in some cases, less than the cash we expended in producing the vehicle, since any cash profit on the sale is represented by the deposit. So the $370,426 increase in customer deposits that we realized during quarter ended September 30, 2004 was used to fund current operations, thereby increasing our working capital deficit in that amount. Until we obtain a credit line or other source of short-term financing for production, other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     Throughout our history, our cash flow has been a function of growth. Until we completed the development of our Camelot model in fiscal 2000, our operations produced positive cash flow. When we ramped up production in 2000 to prepare for anticipated Camelot sales, our operations generated a cash flow deficit, primarily due to an increase in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001, fiscal 2002 and fiscal 2003, however, our operations produced positive cash, as did operations for the first quarter of fiscal 2004. For the past twelve months, however, we have been involved in ramping up our production capabilities. The expense of transferring production operations to Minnesota and increasing our inventory in anticipation of growth has resulted in negative cash flow during this period. In the recent quarter, for example, we realized negative cash flow of $359,307, primarily due to an increase of $465,487 in our inventory. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow.

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

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3.  Controls and Procedures

     Ralph Dickenson, our Chief Executive Officer and Chief Financial
Officer, performed an evaluation of the Company's disclosure controls and procedures as of September 30, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Dickenson performed his evaluation.

PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     In July 2004 Kingsley Coach issued an 8% Convertible Note due July
21, 2006 in the principal amount of $600,000 and a five year Warrant to purchase shares of common stock to Longview Fund LP in consideration of
$600,000.   The issuance was exempt pursuant to Section 4(2) of the Act since the issuance was not made in a public offering and was made to an entity whose principals had access to detailed information about Kingsley Coach and which was acquiring the shares for its own account. There were no underwriters.

     In July 2004 Kingsley Coach issued an 8% Convertible Note due July
21, 2006 in the principal amount of $10,000 and a five year Warrant to purchase shares of common stock to Barbara Mittman in consideration of $10,000 in services rendered to Longview Fund LP in connection with its acquisition of securities from Kingsley Coach. The issuance was exempt pursuant to Section 4(2) of the Act since the issuance was not made in a public offering and was made to an individual who had access to detailed information about Kingsley Coach and was acquiring the shares for her own account. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal year 2005.

Item 6.  Exhibits and reports on Form 8-K.

     Reports on Form 8-K:

     Report dated July 27, 2004 regarding the issuance of convertible notes and warrants.

     Exhibits:

      31   Rule 13a-14(a) Certification
      32   Rule 13a-14(b) Certification


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE KINGSLEY COACH, INC.

Date: November 18, 2004           By: /s/ Ralph Dickenson
                                  -----------------------------------
                                  Ralph Dickenson, Chief Executive
                                  Officer & Chief Financial Officer