Form 10QSB
period 2004-12-31
KINGSLEY COACH INC
filed 2005-02-14
CIK 1026488

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2004


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                          February 11, 2004
                          Common Stock: 31,834,572

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                           The Kingsley Coach, Inc.
                                Balance Sheet
                              December 31, 2004
                                 (Unaudited)

ASSETS

Current Assets:
 Cash                                       $    54,471
 Accounts Receivable                            470,247
 Prepaid Expenses                               140,034
 Inventory                                      726,436
                                              ---------
 Total Current Assets                         1,391,188

Property & Intangibles, net                     899,675

Other Assets:
 Prepaid Expenses                                50,000
 Deposits                                         3,650
                                              ---------
 Total Other Assets                             193,684
                                              ---------

Total Assets                                $ 2,344,513
                                              =========

                See accompanying notes to financial statements

                            The Kingsley Coach, Inc.
                           Balance Sheet (continued)
                               December 31, 2004
                                 (Unaudited)


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts Payable                           $   440,400
 Accrued Liabilities                            348,014
 Note Payable                                   150,000
 Customer Deposits                            1,420,543
 Unearned Revenue                               269,000
 Current Portion of Long Term Debt              350,000
                                              ---------
 Total Current Liabilities                    2,977,957
                                              ---------
Long Term Liabilities:
 Notes Payable                                1,389,166
 Note Payable Shareholder                       120,953
 Less current portion of Long Term Debt        (350,000)
                                              ---------
 Total Long-term Liabilities                  1,160,119
                                              ---------
Total Liabilities                             4,138,076

Stockholders' Deficit:
 Preferred Stock, $.00001 par value;
  authorized 5,000,000 shares,  issued
  and outstanding -0- shares                          -
 Common Stock, $.00001 par value;
  authorized 100,000,000 shares, issued
  and outstanding 31,834,572 shares                 322
 Common Stock - Class B, $.0001 par value;
  authorized 1,000 shares, issued and
  outstanding 1,000 shares                           10
 Additional Paid-In Capital                   4,374,169
 Treasury Stock                                 (14,000)
 Accumulated Deficit                         (6,154,064)
                                              ---------
 Total Stockholders' Deficit                 (1,793,563)
                                              ---------
Total Liabilities & Stockholders' Deficit   $ 2,344,513
                                              =========





                See accompanying notes to financial statements

                         The Kingsley Coach, Inc.
                         Statements of Operations

                        For the Three Month Periods
                     ending September 30, 2004 and 2003
                                 (Unaudited)

                                               Three Months Ending
                                     December 31, 2004     December 31, 2003
                                     ---------------------------------------
Revenue                                $ 1,499,255          $   420,716

Cost of Sales                           (1,266,884)            (323,621)
                                         ---------            ---------
Gross Margin                               232,371               97,095

General & Administrative Expense           420,081              475,430
                                         ---------            ---------
Net Loss from Operations                  (187,710)            (378,335)

Other Income/(Expense):
 Other income                                3,900                    -
 Interest Expense, net                      (5,854)             (17,257)
                                         ---------            ---------
Net other income                            (1,954)             (17,257)

Net Loss Before Tax                       (189,664)            (395,592)

Provision for Income Taxes                       -                    -
                                         ---------            ---------
Net Loss                               $  (189,664)         $  (395,592)
                                         =========            =========

Net Loss per share                     $     (0.01)         $    ( 0.02)
                                         =========            =========

Weighted Average Shares                 31,834,572           18,135,605
                                        ==========           ==========




                See accompanying notes to financial statements
                                                                3

                           The Kingsley Coach, Inc.
                           Statements of Operations

                           For the Six Month Periods
                       ending December 31, 2004 and 2003
                                  (Unaudited)

                                               Six Months Ending
                                  December 31, 2004       December 31, 2003
                                  -----------------------------------------
Revenue                                $ 2,393,176          $ 1,098,412

Cost of Sales                           (2,098,744)            (956,828)
                                         ---------            ---------
Gross Margin                               294,432              141,584

General & Administrative Expense           826,293              834,901
                                         ---------            ---------
Net Loss from Operations                  (531,861)            (693,317)

Other Income/(Expense):
 Other income                                3,900                  200
 Interest Expense, net                     (39,193)             (31,037)
                                         ---------            ---------
Net other income                           (35,293)             (30,837)

Net Loss Before Tax                       (567,154)            (724,154)

Provision for Income Taxes                       -                    -
                                         ---------            ---------
Net Loss                               $  (567,154)         $  (724,154)
                                         =========            =========

Net Loss per share                     $     (0.02)         $    ( 0.04)
                                         =========            =========

Weighted Average Shares                 31,367,572           17,159,338
                                        ==========           ==========



                See accompanying notes to financial statements
                                                                4

                           The Kingsley Coach, Inc.
                           Statements of Cash Flows

                           For the Six Month Periods
                       ending December 31, 2004 and 2003
                                  (Unaudited)

                                               Six Month Period Ending
                                       December 31, 2004    December 31, 2003
                                       --------------------------------------
Cash Flows from Operating Activities:
 Net Loss                                  $ (567,154)         $ (724,154)
 Adjustments to reconcile net loss to
  net cash provided by/(used in)
  operating activities:
   Depreciation and amortization                14,026             44,711
   Stock issued for expenses                         -            187,990
   Granted stock warrants for financing         26,971                  -
   (Increase)/decrease in receivables         (154,852)           (13,253)
   (Increase)/decrease in inventory           (223,260)          (201,996)
   (Increase)/decrease in prepaid expenses      69,966             45,009
   Increase/(decrease) in payables             252,009           (107,303)
   Increase/(decrease) in accrued liabilities  (45,674)            35,898
   Increase/(decrease) in customer deposits    291,168            638,434
                                             ---------          ---------
   Net Cash from Operating Activities         (336,800)           (94,664)

Net Cash From Investing Activities:
 Purchase of equipment                        (238,675)                 -
                                             ---------          ---------
   Net Cash from Investing Activities         (238,675)                 -

Net Cash From Financing Activities:
 Advances and borrowing                        781,959            125,000
 Principal increase (reduction)               (197,268)          (136,320)
 Proceeds from the sale of stock                     -            110,000
                                             ---------          ---------
   Net Cash from Financing Activities          584,691             98,680

Net Increase/(Decrease) in Cash                  9,216              4,016
Beginning Cash Balance                          45,255                  -
                                             ---------          ---------
Ending Cash Balance                        $    54,471         $    4,016
                                             =========          =========
Supplemental Disclosures:
  Interest Paid                            $    12,222         $   31,037
  Taxes Paid                                         -                  -


              See accompanying notes to financial statements

                           THE KINGSLEY COACH, INC.
                        NOTES TO FINANCIAL STATEMENTS
               For the Six Month Period Ended December 31, 2004
                                 (Unaudited)

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

The Company determined the fair value of the Warrants utilizing the Black-Scholes option pricing model and the minimum value method. The value of the Warrants was calculated to be $26,971 and was included in the Company's "interest expense" as of September 30, 2004.

Kingsley Coach realized net cash proceeds of approximately $575,000 from the sale of the Debentures and Warrants, after payment of the expenses of the offering.

3.       NOTE PAYABLE

In December 2004 the Company sold a $150,000 promissory note to a private investor. The note is payable in March 2005.

4.       SUBSEQUENT EVENT - SALE OF SECURED PROMISSORY NOTE

  On January 21, 2005 Kingsley Coach closed the sale of a Secured Note and Common Stock Purchase Warrants to Longview Equity Fund LP and Longview International Equity Fund LP. The gross purchase price paid for the securities was $500,000. From that sum Kingsley Coach paid a $20,000 due diligence fee to the investors and paid a $10,000 fee to the investors' legal counsel.

  The Secured Note bears interest at 12% per annum, payable quarterly. The principal is due on October 21, 2005 or, if earlier, on the date on which Kingsley Coach receives proceeds from the sale of a command post vehicle to the Maryland Department of State Police. The Secured Note is secured by a pledge of all of Kingsley Coach's assets.

  The Warrants afford the investors the right to purchase 1,500,000 shares of Kingsley Coach common stock at $.15 per share through January 21, 2010. If Kingsley Coach sells any common shares or derivatives for a price less than $.15 per share, the exercise price of the Warrants will be reduced to equal that lower price.

  By the terms of the warrants sold by Kingsley Coach to Longview Fund LP in July 2004, the recent sale of warrants exercisable at $.15 would have caused a revision of the exercise price of the July 2004 warrants to $.15. In lieu of that full revision, Kingsley Coach and Longview Fund LP agreed that one-half of the July 2004 warrants (exercisable for 610,000 shares) would be revised to be exercisable at $.15 and the remainder (exercisable for 610,000 shares) would retain their $.20 exercise price.

Item 2.  Management Discussion and Analysis

  Forward-looking Statements

This Report contains certain forward-looking statements regarding
Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * Kingsley Coach has negative working capital and very limited financial resources. Until Kingsley Coach remedies its working capital situation, its ability to fund growth will be limited. This situation will prevent Kingsley Coach from taking advantage of the economies of scale that are crucial to significant profitability.
     * Kingsley Coach has had poor financial results recently and has incurred substantial losses. Although many factors have contributed to this situation, the primary current cause of the situation is Kingsley Coach's inability to fund production at a rate sufficient for Kingsley Coach to be profitable. It is not certain that the recent infusion of capital into Kingsley Coach will be sufficient to assure profitable operations.
     * Kingsley Coach's business plan depends to a large extent upon its success in implementing new marketing initiatives, such as distribution of its new standardized "Kruiser" model and expansion of our involvement in the market for emergency response vehicles. Since these initiatives have only recently been launched, we do not yet know how successful they will be. If we are not able to successfully enter these new markets, our financial results will be adversely affected.
     * Kingsley Coach has only one executive officer employed full-time, its President. Until Kingsley Coach is able to attract additional senior management personnel, it will depend on its President alone for its executive decision-making.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

     Results of Operations

     Kingsley Coach has experienced several years of losses, primarily due to our inability to fund production at a profitable rate. Since the beginning of calendar year 2004, we have obtained approximately $2 million in new investment capital from the sale of stock, convertible debt and secure debt instruments. We committed most of those funds to the purchase of components for the vehicles in our backlog. As a result, in the second half of fiscal 2004 (ending June 30, 2004), we booked $2,507,980 in sales, including $1,402,980 booked in the 4th Quarter. This represented a 128% increase in revenue over the first half of fiscal 2004, and a 57% increase over the second half of fiscal 2003. Likewise in the six month period ended December 31, 2004, we booked $2,393,176 in sales, representing a 118% increase over the six months ended December 31, 2003. The $1,499,255 in sales that we recorded in the quarter ended December 31, 2004 were the highest quarterly total we have ever achieved.
                                                                8

     Although our growth has been dramatic in comparison to prior years, it remains short of the level needed to generate profits.
Although our backlog has consistently included 10 to 15 units at any given time, in each of the two most recent fiscal quarters we shipped only four vehicles, and recorded a substantial net loss in each quarter. Two factors were primarily responsible for our failure to achieve satisfactory revenue levels in the recent six month period:

     * During the quarter ended September 30, 2004 we relocated our manufacturing facility from Andover, Minnesota to Zimmerman, Minnesota. The move cost in excess of $150,000, and shut down our production for an extended period. The move to Zimmerman, however, positions us well for future growth. The new facility increases our production capacity 500%. In addition, we invested approximately $200,000 in building improvements, which gives us a state-of-the-art facility. With this new facility in place, the only significant limit on our ability to grow will be our ability to fund growth.

     * We are now completing production of vehicles that were ordered during the period when we relied entirely on customer deposits for our working capital. Because of that dependence, at times we accepted orders with below-market prices in exchange for the customer's commitment of significant up-front funds. When we devoted our resources to production of a number of those vehicles in the recent six month period, our efforts were not reflected in the revenue we booked, since the vehicle prices were not commensurate with the labor needed to complete the vehicles.

     Our gross margin for the six months ended December 31, 2004 was only $294,432, or 12% of sales. This margin fell far below our target margin for current sales. The low margin level was primarily caused by the same two factors that kept sales below our targets: inefficient use of resources as a result of the factory relocation, and delivery of vehicles that had been sold for insufficient prices.

     As a result of our reduced sales level, our low profit margin on sales, and the fact that we expensed the entire cost of moving as it was incurred, our net for the six months ended December 31, 2004 was a loss of $567,154. We do not believe that the recent loss represents the true direction of our company, however. With the financial resources now at our disposal, we are taking orders with far higher margins than in the past, and will be producing vehicles efficiently in our new state-of-the-art factory. We expect, therefore, that the true direction of our company is toward profitability.
                                                                9

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

     At December 31, 2004 Kingsley Coach had a working capital deficit of $(1,586,769), a decline of $110,502 since June 30, 2004. The principal factors that affected working capital during the recent six month period were:

     * Working capital was increased by our sale of a three-year $600,000 Convertible Debenture in July 2004.

     * Working capital was also increased by the reclassification of $140,034 in prepaid expenses from Other Assets to Current Assets. That amount represents the prepaid fees of consultants for services to be performed prior to December 31, 2005. The asset will be amortized as an expense over the period of performance.

     * Working capital was decreased by the loss we realized in the six months ended December 31, 2004 and the cash used in outfitting our new facility in Zimmerman and moving our operations there.

     * Working capital was also decreased as a result of our large liability for customer deposits that were received and used in prior periods. The cash that we received on delivery of new vehicles during the recent six month period was often not much greater and, in some cases, less than the cash we expended in producing the vehicle, since any cash profit on the sale is represented by the deposit. So the $291,168 increase in customer deposits that we realized during six months ended December 31, 2004 was used to fund current operations, thereby increasing our working capital deficit in that amount. Until we obtain a credit line or other source of short-term financing for production, other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     Throughout our history, our cash flow has been a function of growth. Until we completed the development of our Camelot model in fiscal 2000, our operations produced positive cash flow. When we ramped up production in 2000 to prepare for anticipated Camelot sales, our operations generated a cash flow deficit, primarily due to an increase in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001, fiscal 2002 and fiscal 2003, however, our operations produced positive cash, as did operations for the first quarter of fiscal 2004. For the past twelve months, however, we have been involved in ramping up our production capabilities. The expense of transferring production operations to Minnesota and increasing our inventory in anticipation of growth has resulted in negative cash flow during this period. In the six monthe ended December 31, 2004, for example, we realized negative cash flow of $336,800, primarily due to an increase of $223.260 in our inventory. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow.

     In July 2004 Kingsley Coach obtained net proceeds of approximately $575,000 from the sale of a convertible note and a warrant to an investment fund. That event has further stabilized our finances, and permitted increased production. In January two other investment funds from that same family of funds purchased a $500,000 secured short-term promissory note and warrants. We are using the proceeds of the recent financing to fund production of the emergency response vehicle that we are building for the Maryland State Police, and will satisfy the note when the State of Maryland pays for that vehicle. With these additional resources, the Company should be able to sustain operations for the indefinite future. When cash is short, however, the only feasible method of sustaining operations is to delay production. This in turn slows growth and damages our marketing abilities. Accordingly, the Company continues to seek sources of financing to enable the Company to fund the growth at a rate determined by market demand.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3.  Controls and Procedures

     Ralph Dickenson, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Dickenson performed his evaluation.

PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     None.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal year 2005.

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

                                  THE KINGSLEY COACH, INC.

Date: February 14, 2005           By:  /s/ Ralph Dickenson
                                  -----------------------------------------
                                  Ralph Dickenson, Chief Executive Officer
                                   & Chief Financial Officer