Form 10KSB/A
period 2004-06-30
KINGSLEY COACH INC
filed 2005-03-02
CIK 1026488

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

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

                  DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format:    Yes [ ]   No [X]

Amendment No. 1
---------------

This Amendment is being filed in order to include restated financial statements, corresponding amendments to "Management's Discussion and Analysis of Results of Operations and Financial Condition," and corrections to "Management."


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

     * Our proprietary technology makes the possible uses of a Kingsley Coach almost limitless. For example, our loading lift (patent pending) enables you to carry any manner of cargo in the rear compartment - be it motorcycles, snowmobiles, or ATVs.

     Recreational Vehicles

     We have been selling the Kingsley Coach as a recreational vehicle since 1996. Until 2004, however, we custom-made all of our vehicles, sometimes using the customer's own truck. Early in 2004 we introduced our "Kruiser" model, which is a fully-standardized vehicle produced in assembly-line fashion
at our facility in Minnesota.   Because of the standardization, we are able to
purchase components for the Kruiser in bulk, thereby reducing materials cost substantially. In addition, the production of a Kruiser requires approximately 25% of the man-hours we devote to manufacturing a customized Camelot model, permitting us far greater flexibility in pricing.

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

     Research and Development

     Until July of 2000, we were still developing our vehicles. Accordingly, research and development until that time represented nearly 30% of sales.
From the 2001 fiscal year through 2003 we were marketing the products previously developed. Accordingly, our research and development expense was reduced to $123,400 during the year ended June 30, 2003 and $92,500 during the year ended June 30, 2002. During fiscal 2004, as we developed the Kruiser, our research and development expense increased again to $204,000.

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

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     Kingsley Coach has experienced several years of losses, primarily due to our inability to fund production at a profitable rate. During the second half of fiscal 2004, we obtained approximately $800,000 in capital from the sale of our common stock. We committed most of those funds to the purchase of components for the vehicles in our backlog. As a result, in the second half of fiscal 2004 (ending June 30, 2004), we booked $2,507,980 in sales, including $1,402,980 booked in the 4th Quarter. This represented a 128% increase in revenue over the first half of fiscal 2004, and a 57% increase over the second half of fiscal 2003. The components of our fiscal 2004 sales were 13 motor homes and 1 commercial vehicle. In fiscal 2003 we sold 12 motor homes, 2 commercial vehicles, and 2 medical units. Since the end of the fiscal 2004 we have received additional capital infusions, and are now operating at a considerably higher production level than during prior years. We expect, therefore, to continue to show growth in sales.

     During fiscal 2004 we realized a total gross margin of $692,789, of which $551,205 was realized in the second half of the year. For the second half of the year our gross margin as a percentage of sales was 22%, compared to 13% gross margin in the first six months of fiscal 2004. The increased margin is the result of the economies that are attendant to increased production - i.e fixed costs can be spread over a greater number of production units. We have also recently improved our margins by retaining expert consultants who are assisting us in implementing production efficiencies at our plant. The combination of the two six months periods produced a gross margin of 19% for the year ended June 30, 2004, compared to 16% margin in the year ended June 30, 2003. We expect our margins to continue to be superior to those realized in prior years, although, since we are ramping up production rapidly, we cannot yet accurately predict what our optimal margin will be.

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

     Our general and administrative expense increased from $1,401,102 in fiscal year 2003 to $1,626,329 in fiscal year 2004. The primary reason for the increase was an expense of $195,300 attributable to the fair value of stock that we issued to the consultants who are assisting us in rebuilding our company and an expense of $198,000 attributable to stock that we issued to our employees. In fiscal year 2003 our expense for stock-based compensation was only $103,000. The increase of $290,300 in stock-based compensation expense exceeded the overall increase in general and administrative expense by $65,073, reflecting our efforts to operate more efficiently. We expect that the efficiency of our operations will continue to increase, particularly in proportion to revenue, as our production increases.

     Because we only began to realize the benefits of new capital in the second half of fiscal 2004, our net loss for the year ended June 30, 2004 exceeded our net loss for the year ended June 30, 2003. Included in the expenses recorded in the 3rd quarter of fiscal 2004 was the $198,000 expense for stock issued to our employees. We issued the shares to reward those who had remained loyal to our Company during the several years when we did not have the financial ability to operate profitably, and to provide them an incentive for the future. Had we not issued those shares, the net loss for fiscal 2004 would have been approximately equal to the net loss for fiscal 2003.

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

     The recent introduction of our "Kruiser" model to the market represents a step towards a proper inventory situation. The Kruiser is a fully-standardized unit produced on a very cost-efficient assembly line.
We began production and marketing of the Kruiser in January 2004, and have
received the first orders.   To date, the introduction of the Kruiser to our
product line has not resulted in profitable operations. There is no certainty that we will achieve profitable operations, even with the Kruiser in our catalog. However, if our marketing program for the Kruiser is successful, the Kruiser should make a significant contribution to our return to profitability.

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

     At June 30, 2004 Kingsley Coach had a working capital deficit of $(1,466,267), an improvement of $469,738 since June 30, 2003. The primary reason for the improvement was our sale of equity during fiscal 2004. In addition, we reached payment terms during the year with our principal creditor, which resulted in the reclassification of a large payable into long-term debt. That effect was partially offset, however, by the fact that we have a large liability for customer deposits that were received and used in prior periods. The cash that we received on delivery of new vehicles during fiscal 2004 was often not much greater than the cash we expended in producing the vehicle, since the cash profit on the sale is represented by the deposit. So the $572,242 increase in customer deposits that we realized during fiscal 2004 was used to fund current operations, thereby increasing our working capital deficit in that amount. Until we obtain a credit line or other source of short-term financing for production, other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     A table is set forth in Note 10 to the Notes to Financial Statements for the Year Ended June 30, 2005 (Page F-14) setting forth Kingsley Coach's principal contractual obligations and commercial commitments as of June 30, 2004.

     Throughout our history, our cash flow has been a function of growth. Until we completed the development of our Camelot model in fiscal 2000, our operations produced positive cash flow. When we ramped up production in 2000 to prepare for anticipated Camelot sales, our operations generated a cash flow deficit, primarily due to an increase in inventory as well as expenses attributable to increases in personnel and facilities in anticipation of Camelot sales. For the entirety of fiscal 2001, fiscal 2002 and fiscal 2003,
however, our operations produced positive cash.   During fiscal 2004 the
expense of transferring production operations to Minnesota and outfitting an
expanded facility there resulted in negative cash flow.   In fiscal year
2004 we obtained $1,246,435 from our financing activities, and used $1,154,026 in our operations. The primary use was a $692,140 reduction in our accounts payable, largely representing satisfaction of overdue payments
to our vendors, who in turn provided us new inventory.   Our cash flow,
therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow.

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

Critical Accounting Policies and Estimates

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for fiscal year 2004, there was only one estimate made which was
(a) subject to a high degree of uncertainty and (b) material to our results. That was our determination, detailed in Note 3 to the Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to if and when Kingsley Coach would commence profitable operations.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2004.

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


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                            Director
      Name                  Age Position with the Company   Since
     ---------------------------------------------------------------
     Ralph Dickenson       64  Chairman (CEO, CFO)           1998
     Verdo Lancaster       66  Director, Vice President      1998
     Catherine Dickenson   43  Director                      1998
     James Whitehead       61  Director                      1998
     George O. R. Carlson  63  Director                      2001



     Directors hold office until the annual meeting of the Company's stock holders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Ralph Dickenson founded Kingsley Coach in 1996, and has served as its Chairman since that time. Except for the period from March of 2000 until March of 2001, Mr. Dickenson also served as our Chief Executive Officer.
Mr. Dickenson is the father of Catherine Dickenson, a member of the Board of Directors.

     Verdo Lancaster has been self-employed for the past seven years as a gospel singer. Previously, Mr. Lancaster owned and operated a number of trailer home distributorships in Louisiana.

     Catherine Dickenson has been self-employed as a horse rancher since 1998. From 1994 to 1997, Ms. Dickenson served as President of Brake Alert, Inc., which was engaged in the business of manufacturing and marketing parts for transpor-
tation equipment.    Ms. Dickenson is the daughter of Ralph Dickenson, the
Chairman of Kingsley Coach, and the niece of George Carlson, a member of the Board of Directors.

     James Whitehead has been co-owner and Manager of Whitehead Business Trucking Co. for over twelve years.

     George O.R. Carlson is an engineer, who has been involved in the development of the Kingsley Coach since 1996. Mr. Carlson's services are provided to Kingsley Coach by DRK Inc. pursuant to our Management Services Agreement with DRK. Mr. Carlson is the uncle of Catherine Dickenson, a member of our Board of Directors.

     Audit Committee

     The Board of Directors does not have an audit committee financial expert. The Board of Directors has not been able to recruit an audit commitee financial expert to join the Board of Directors because the Company has only recently achieved a sufficient degree of financial stability to make service on its Board attractive.

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


                                         Mantyla McReynolds
Salt Lake City, Utah
September 24, 2004, except for
 Note 18 as to which the date
 is February 26, 2005

                                                                F-1

                            The Kingsley Coach, Inc.
                                Balance Sheet
                                June 30, 2004


     ASSETS
Current Assets:
 Cash                                     $    45,255
 Accounts receivable (trade)                   39,014
 Accounts receivable (related party)          276,380
 Inventory - Note 11                          521,584
                                           ----------
 Total Current Assets                         882,233

Property & Intangibles, net - Note 8          656,619

Other Assets:
 Prepaid expense - Note 13                    260,000
 Deposits                                       3,650
                                           ----------
 Total Other Assets                           263,650

 TOTAL ASSETS                             $ 1,802,502
                                            =========



            See accompanying notes to financial statements
                                                                F-2


                          The Kingsley Coach, Inc.
                         Balance Sheet [continued]
                               June 30, 2004

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
 Accounts payable                         $   320,450
 Accrued liabilities                          261,629
 Customer deposits - Note 5                 1,129,375
 Note payable - inventory - Note 15             9,469
 Unearned revenue - Note 14                   269,000
 Current portion long-term debt - Note 10     358,577
                                           ----------
 Total Current Liabilities                  2,348,500

Long-Term Liabilities:
 Notes payable - Note 10                      908,645
 Note payable -shareholder - Note 4           184,284
 Less current portion long-term debt         (358,577)
                                           ----------
 Total Long-Term Liabilities                  734,352
                                           ----------
 Total Liabilities                          3,082,852

Stockholders' Deficit - Notes 6,
 7, 13, 16 & 17
 Preferred stock, $.0001 par value;
  authorized 5,000,000 shares;
  issued and outstanding -0- shares                 0
 Common stock, $.00001 par value;
  authorized 100,000,000 shares;
  issued and outstanding 30,536,072               305
 Common Stock, $.00001 par value class B            0
 Treasury Stock, 200,000 common shares        (14,000)
 Additional paid-in capital                 4,320,254
 Accumulated Deficit                       (5,586,909)
                                           ----------
 Total Stockholders' Deficit               (1,280,350)
                                           ----------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                 $ 1,802,502
                                           ==========


              See accompanying notes to financial statements
                                                                F-3
                          The Kingsley Coach, Inc.
                          Statements of Operations
                For the years ended June 30, 2004 and 2003

Revenues:                                    2004                2003
                                         -------------      -------------
Sales                                    $  3,606,392       $  3,768,619
Cost of Sales                              (2,913,603)        (3,175,665)
                                           ----------         ----------
Gross Margin                                  692,789            592,954

General and administrative expenses         1,626,329          1,401,102
Research and development                      204,000            123,400
                                           ----------         ----------
Net Income/(Loss) from Operations          (1,137,540)          (931,548)

Other Income/(Expense):
 Other income                                   3,947                776
 Interest expense                             (50,725)           (54,954)
                                           ----------         ----------
 Total Other Income/(Expense)                 (46,778)           (54,178)

Net Income/(Loss) Before Taxes             (1,184,318)          (985,726)

Income taxes                                        0                  0
                                           ----------         ----------
Net Income/(Loss)                         $(1,184,318)       $  (985,726)
                                           ==========         ==========
Income/(Loss) Per Share basic and
  diluted                                 $     (0.06)       $     (0.06)
                                           ==========         ==========

Weighted Average Shares Outstanding        21,480,337         16,853,822
                                           ==========         ==========


              See accompanying notes to financial statements.

                                                               F-4
                           The Kingsley Coach, Inc.
                     Statements of Stockholders' Deficit
                For the years ended June 30, 2004 and 2003

                                                     Additional  Total
              Shares     Common  Treasury  Paid-in   Accumulated Stockholders'
              Issued     Stock   Stock     Capital   Deficit     Deficit
-------------------------------------------------------------------------------
Balance, June
 30, 2002     16,464,071 $ 164  $(14,000) $2,762,095 $(3,416,865) $  (668,606)

Issued shares
 for cash at
 $.05 per
 share           220,001     2         -       9,998           -       10,000
Issued shares
 for services
 at average of
 $.15 per share  650,000     7         -      97,493           -       97,500
Issued shares
 for sales
 commission at
 $.11 per share   50,000     1         -       5,499           -        5,500
Shares cancelled
 during year      (1,000)    0         -           -           -            -
Net loss for the
 twelve months
 ended June 30,
 2003                  -               -           -    (985,726)    (985,726)
              ---------------------------------------------------------------
Balance, June
 30, 2003     17,383,072   174   (14,000)  2,875,085  (4,402,591)  (1,541,332)

Issued shares
 for services
 at $.10 per
 share         2,603,000    26         -     260,274           -      260,300
Issued shares
 to settle
 debt at $.10
 per share       330,000     3         -      32,997           -       33,000
Issued shares
 for service
 contracts at
 $.10 per
 share         3,000,000    30         -     299,970           -      300,000
Issued shares
 for cash at
 $.10 per
 share         3,120,000    31         -     311,969           -      312,000
Issued shares
 for cash at
 $0.15 per
 share           500,000     5         -      74,995           -       75,000
Issued shares
 for exercised
 options at
 $.12 and $.15
 per share     3,000,000    30         -     404,970           -      405,000
Issued shares
 for marketing
 contract at
 $.10 per share  600,000     6         -      59,994           -       60,000
Net loss for
 the twelve
 months ended
 June 30, 2004         -               -           -  (1,184,318)  (1,184,318)
              ---------------------------------------------------------------
Balance, June
 30, 2004     30,536,072  $305  $(14,000) $4,320,254 $(5,586,909) $(1,280,350)
              ===============================================================



                See accompanying notes to financial statements.
                                                                F-5
                           The Kingsley Coach, Inc.
                           Statements of Cash Flows
                  For the years ended June 30, 2004 and 2003


                                              2004            2003
                                          ------------    ------------
Cash Flows Provided by/(Used for)
 Operating Activities

Net Income/(Loss)                        $(1,184,318)    $  (985,726)

Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Depreciation and amortization                84,134         163,932
 Impairment of long-lived assets              14,164               0
 Provision for doubtful accounts              20,064          16,190
 Issued stock for services/expenses          393,300         103,000
 Received treasury stock as contract refund        0               0
 Decrease (increase) in prepaid expenses     130,293          49,517
 Decrease (increase) in accounts receivable (320,894)        (10,388)
 Decrease (increase) in inventory             25,723          54,646
 Increase (decrease)in accounts payable    (692,140)         755,658
 Increase in other current liabilities     (196,594)         326,582
 Increase (decrease)in customer deposits    572,242         (411,570)
                                         ----------       ----------
 Net Cash Provided by/(used for)
  Operating Activities                   (1,154,026)          61,841

Cash Flows Provided by/(Used for)
 Investing Activities
 Acquisition of property and equipment      (47,154)               0
 Proceeds from sale of demo                       0          118,687
                                         ----------       ----------
 Net Cash Used for Investing Activities     (47,154)         118,687

Cash Flows Provided by/(Used for)
 Financing Activities
  Issued stock for cash                     792,000           10,000
  Principal increase (decrease) on
   notes payable                            692,915          224,000
  Principal payments/reductions            (238,480)        (499,259)
                                         ----------       ----------
 Net Cash Provided by (Used for)
  Financing Activities                    1,246,435         (265,259)

Net Increase/(Decrease) in Cash              45,255          (84,731)
Beginning Cash Balance                            0           84,731
                                         ----------       ----------
Ending Cash Balance                      $   45,255      $         0
                                         ==========       ==========

Supplemental Disclosures
 Interest paid                           $   50,725      $    52,358
 Income taxes paid                                0                0
 Stock issued for assets                    260,000                0


            See accompanying notes to financial statements.

                                                               F-6
                            The Kingsley Coach, Inc.
                        Notes to Financial Statements
                                June 30, 2004


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

     (c)  Net Income or Loss Per Common Share

     Net loss or income per common share is based on the weighted-average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents (300,000 options as of 6/30/04) were not included in the computation of loss per share for the period presented because their inclusion would be antidilutive.

     (d)  Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in banks to be cash. The Company had a cash balance of $45,255 at June 30, 2004.

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

     (f)  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line and the declining balance method over the
     useful lives of the related assets.   Expenditures for maintenance and
     repairs are charged to expense as incurred.
                                                                F-7

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

     (i)  Impairment of Long-Lived Assets

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company made an adjustment to a Demonstrator Kingsley for impairment in the amount of $14,164 through June 30, 2004.

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


                                                                F-8

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

     (k) Research and Development

     The Company believes continual investment in research and development is critical to facilitate innovation of new and improved products and technologies. Research and development costs are expensed as incurred.

Note 2   LIQUIDITY

     The Company has accumulated losses through June 30, 2004 amounting to $5,586,909, and has a net working capital deficiency of $1,484,674 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                                                F-9
Note 3   INCOME TAXES [continued]

     Deferred tax assets             Balance         Tax       Rate
     --------------------------------------------------------------
     Loss carryforward (expires
      through 2024)                  $4,406,281   $1,498,136     34%
     Valuation allowance                         ($1,498,136)
                                                  ----------
     Deferred tax asset                           $        0
                                                  ==========


     The valuation allowance has increased $301,375 from $1,196,761 in the prior year.


Note 4   RELATED PARTY TRANSACTIONS/STOCKHOLDER  LOANS

     During the year ended June 30, 2002, an officer of the Company obtained a loan on behalf of the Company of $235,000. $50,000 of the loan was used to satisfy a pre-existing related party loan of the Company. The remaining $185,000 was used as operating capital. The loan agreement provides for monthly payments to a bank of $7,000, including interest at 5.25% until paid in full. The balance due on this loan as of June 30, 2004 is $58,331.

     Another stockholder has advanced $49,000 to the Company in the form of a loan payable on demand and bearing interest at 8%.

     The Company has recorded a note payable to a former director. As of June 30, 2004 the note has a balance of $76,953, bears no interest and is payable at a rate of $1,000 per month until paid in full

     Related party loans total $184,284. See Note 10, for disclosure of the schedule of maturities.

Note 5   CUSTOMER DEPOSITS

     When a customer signs a contract to have the Company manufacture a Kingsley Coach ("Coach"), a deposit or down payment is required of the customer. The amount of deposit varies based on the terms of the contract. The Company treats these deposits as unearned revenue until the Coach is delivered to the customer. Generally, these deposits are refundable less any engineering charges incurred. At June 30, 2004, deposits had been collected on approximately eighteen Coaches in various stages of completion.

Note 6   PREFERRED STOCK

     The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of $.0001 par value preferred stock. The Board of Directors may issue the shares in series and may designate the powers, preferences and rights of such shares by resolution, without the vote of stockholders. No shares are issued and outstanding as of June 30, 2004.
                                                                F-10

Note 7   ISSUANCE OF STOCK

     In November of 2002, the Company issued 160,000 shares to a consultant for services valued at $0.17 per share, or $27,200, which approximates fair market value. In March of 2003, 150,000 shares of common stock were issued to an individual at a market value of $0.18 per share for services to be performed over a period of six to eight months. 50,000 shares of common stock were issued to another consultant for services rendered in March, 2003, valued at market of $0.17 per share. In May of 2003, 290,000 shares of common stock were issued to a consultant for services valued at $0.12 per share.

     On January 30, 2003, 50,000 shares of common stock were issued to an individual as a commission on the sale of a Kingsley Coach. The issuance was recorded at the market value of $0.11 per share.

     In April 2003, 220,001 shares of common stock were issued to an investor at $0.10 per share. The Company received cash of $10,000 and anticipated a subscription receivable for the remaining $12,000. This receivable is still uncollected, and is not included on the balance sheet.

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

     In October 2003, the Company issued 30,000 shares of its common stock in partial satisfaction of a pre-existing debt at $0.10 per share, which approximates market value.

     In November 2003, the Company issued 300,000 shares of common stock at $0.10 per share, which approximates the market value, and a $98,000 promissory note to two individuals in partial satisfaction of pre-existing debts. The note is convertible into common stock at the option of the noteholder at a conversion rate of $.25 per share.

     In December 2003 the Company issued 1,000,000 shares of restricted common stock to an individual at a market rate of $0.10 per share in consideration of his undertaking to provide certain consulting services for the Company.

     From January through March 2004 the Company sold 2,120,000 shares of common stock to individuals for an aggregated market purchase price of $237,000.

     In March 2004 the Company issued a total of 1,980,000 shares of restricted common stock to twenty of its employees in consideration of their services to the Company. The market value of the shares on the date of issuance ($0.10 per share) was recorded as compensation expense.

     The Company issued 3,000,000 shares of common stock to investors for cash in accordance with a stock purchase agreement. 1,500,000 shares were issued at a market value of $0.12 per share and the remaining 1,500,000 shares were issued at market at $0.15 per share.

     Pursuant to a private offering subscription agreement, the Company issued 1,500,000 unregistered shares of common stock to an individual for cash. The shares were valued at market at $0.10 per share for a total of $150,000.

     On June 18, 2004, the Company entered a consulting agreement with an individual to provide strategic planning, marketing and computer services. The contract terminates on June 18, 2006. Under the terms of the contract, the Company has issued 2,000,000 restricted shares of common stock. The stock was valued at $0.10 per share, which approximates the fair value of restricted shares. Inasmuch as the contract covers a two year period, the Company has capitalized $200,000, to be amortized over the contract period.

                                                                F-11
Note 7   ISSUANCE OF STOCK [continued]

     The Company entered an agreement with a consulting group for the purpose of shareholder communications and management. The Company agreed to pay $25,000 in cash plus 600,000 restricted shares of common stock valued at $0.10 per share, which approximates the market value of the shares. The contract continues until May of 2005.

Note 8   PROPERTY AND INTANGIBLES

     The major classes of assets as of the balance sheet date are as follows:

                                         Accumulated    Net       Method/
     Asset Class              Cost       Depr/Amort     Book      Life
------------------------------------------------------------------------------
Furniture                   $  2,473      ($1,861)   $     612        MACRS/7
Electronic Equipment           8,818       (8,046)         772        MACRS/5
Tools                        111,028      (94,920)      16,108        MACRS/5
Leasehold Improvements         2,357         (290)       2,067          SL/39
Demonstrator Unit            187,310           NA      187,310    Annual test
Intangible property          647,140     (197,390)     449,750    Per unit
                                                                  produced
                             ---------------------------------
Total                       $959,126    ($302,507)   $ 656,619
                             =================================


     Depreciation and amortization expense was $84,134 and $163,932 for the years ended June 30, 2004 and 2003, respectively. The intangible property is further summarized below:


Description               Cost       Amortization       Net Book
--------------------------------------------------------------------------
Sleeper technology      $ 150,000    $   (3,250)        $ 146,750
Lift technology           400,000       (97,000)          303,000
Non-compete covenant       97,140       (97,140)                0 Expired in
                                                                  FY 2004
                         ----------------------------------------
                        $ 647,140    $ (197,390)        $ 449,750
                         ========================================

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

     Beginning in October 2002, the Company leased a 26,000 square foot
     production facility in Ramsey, Minnesota.   The Ramsey facility is
     used for engineering and design, as well as for a portion of our fabrication activities. The monthly rental is $4,500 for a three year term through 2005; either party may cancel the lease on 30 days prior notice. Rent expense for the years ended June 30, 2004 and 2003 was $107,778 and 99,950, respectively.
                                                                F-12

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

     The Company issued 10% Convertible Debentures to two individuals in the aggregate principal amount of $60,000 that are due on September 30, 2006. They bear interest at 10% per annum payable quarterly. The holders of the Debentures may convert the principal amount of the Debentures into common stock at any time at a conversion rate of $.244 per share. Kingsley Coach may force conversion at that rate if the closing bid price of its common stock equals or exceeds $.594 for five consecutive trading days. The conversion rate (and the trigger for forced conversion) will be reduced if Kingsley Coach issues any equity instruments for a consideration valued at less than $.244 per share of common stock. One of the Debentures has a special anti-dilution provision. If the closing bid price of the common stock is $.08 or less for five consecutive trading days, the holder of that Debenture may accelerate the payment date of the Debenture. In that event, Kingsley Coach would be required to either pay the principal amount of the Debenture ($50,000) and all accrued interest within two business days or issue 1,250,000 shares of common stock to the holder. During the next thirty trading days the holder would be required to liquidate those shares, and the proceeds would be an offset to Kingsley Coach's liability under the Debenture. The holder would then return to Kingsley Coach any shares remaining after those thirty trading days.

     The Company has issued a 10% promissory note in the amount of $50,000, payable to an investment group on September 30, 2006. Interest for the period form the date of issuance to the maturity date was prepaid by the Company's issuance of 100,000 shares of common stock valued at $0.15 per share.

     As a result of a settlement agreement with a former customer, the Company has recorded a note payable to an individual. The terms of the agreement require payments of $633 per month through December, 2004. With the execution of the agreement, the Company issued 200,000 shares of common stock. Upon registration of the shares by the Company, the individual sold the shares, the proceeds from which were applied as a reduction in the principal amount due. The balance due and payable as of June 30, 2004 is $80,482. At the option of the creditor, the Company may pay the unpaid balance in the form of Company common stock at the value of $0.25 per share.

                                                                F-13
Note 10  NOTES PAYABLE [continued]

     Scheduled maturities on these notes plus the related party notes described in Note 4 are as follows:
                                                    Other Notes
           Year Ending June 30:   Related Party     Payable         Amount
           -----------------------------------------------------------------
                          2005    $ 119,331         $ 239,246  $  358,577
                          2006       12,000            95,639     107,639
                          2007       12,000           142,046     154,046
                          2008       12,000            98,118     110,118
                2009 and thereafter  28,953           333,597     362,550
                                   --------------------------------------
                                  $ 184,284         $ 908,646  $1,092,930

Note 11  INVENTORY

     As of June 30, 2004, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to specific jobs. However, other items are purchased in bulk and can be used on all Kingsleys. As of June 30, 2004, cost of parts approximates market value and no adjustment has been recorded. Work-in-process inventory consists of several Kingsleys at various stages of production. There are currently no finished units except for one demonstrator Kingsley, the value of which is tested annually. The net book value of the demonstrator is included with property. Total inventory as of June 30, 2004 is as follows:

     Parts inventory        $  205,753
     Work-in-process           315,831
     Finished units                  0
                              --------
                            $  521,584
                              ========

Note 12  LEGAL CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position. As of June 30, 2004, there are no known outstanding lawsuits which would require additional disclosure or accrual of liability.

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

     The Company issued 1,000,000 shares of restricted common stock for partial payment of this agreement. The value of the issued shares was calculated at a discounted price of approximately $0.38 per share or $378,102. The management agreement initially allowed for the 1,000,000 common shares to revert back to the treasury of the Company if performance goals were not met over the five year period beginning July 1, 2000. In 2001 the Company waived DRK's obligation to surrender 100,000 shares in exchange for waiver of a $168,123 debt from the Company to DRK. At the end of fiscal 2002, 200,000 shares were surrendered by DRK to the Company. The surrendered shares have been recorded as treasury stock valued at $14,000 or $0.07 per share. In February 2003 the Company modified the agreement acknowledging that DRK had earned full title to the common stock.

                                                                F-14

Note 13  PREPAID EXPENSES/RELATED PARTY TRANSACTIONS [continued]

     As discussed in Note 7 the Company entered two consulting agreements which provide for services to be performed over the next two years. One contract has a value of $200,000 which shall be amortized straight line at $8,333 per month over the next 24 months. The other contract has a value of $60,000 to be amortized over the next eleven months at $5,455 per month.

     The Company sold a prototype Kingsley Coach to a related party entity, which shares common ownership and management, for the purpose of allowing them to promote and market coaches. The unit was sold for $270,880. This amount has been recorded as receivable as of June 30, 2004. The balance is due on demand and is non-interest bearing.

Note 14  PURCHASE AGREEMENT

     On December 28, 1999, the Company signed a purchase agreement with a trucking company which paid to the Company a deposit of $300,000 ($6,000 for 50 units). The Company agreed to reserve order slots for production of Kingsley Coaches over an original eighteen (18) month period. The Company continues to make order slots available to the trucking company but no orders have been placed. The current deposit balance is $269,000.

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

                                                               F-15
Note 17  SUBSEQUENT EVENTS

     On August 20, 2004, the Company entered an Exchange Agreement and issued 1,000,000 shares of Common Stock, Class B shares in exchange for 1,000,000 shares of Common Stock owned by DRK, Inc., a related party. The Class B Common Stock is restricted from transfer without specific approval of the Board of Directors of the Company. The preferences, limitations and rights of a holder of a share of Class B Common Stock will be identical to the preferences, limitations and rights of a holder of a share of Common Stock, except that the number of votes which may be cast will equal 20 times the number of shares of Common Stock into which that holder's Class B Common Stock could be converted on the record date for the meeting or shareholder action. The holder of each share of Class B Common Stock shall have the right to convert that share of Class B Common Stock into one fully-paid and non-assessable share of Common Stock. The holder of a share of Class B common Stock may exercise his conversion right by giving a written notice.

     On July 16, 2004, the Company sold to an investment fund (a) a promissory note in the principal amount of $600,000 bearing interest at 8% per annum and due July 21, 2006 and (b) a five year warrant to purchase 1,200,000 shares of common stock at $.20 per share. The note is convertible into common stock at $.15 per share. The purchase price for the securities was $600,000.

Note 18  RESTATEMENT OF PRIOR PERIOD RESULTS

     The Company has restated its financial results for the year ended June 30, 2004 to correct a number of errors. The impact of these adjustments on the Company's financial results as originally reported is summarized below.

                                                     Year Ended
                                                   June 30, 2004
                                            As Reported     As Restated
Balance Sheets:
 Accounts Receivable.....................  $    270,880$    $   315,394
 Prepaid Expenses........................        378,776        260,000
 Total Assets............................      1,872,950      1,802,502
 Total Current Liabilities...............      2,042,367      2.348,500
 Total Liabilities.......................      2,727,720      3,082,852
 Total Stockholders' Deficit.............       (855,070)    (1,280,350)

Statements of Operations
 Gross Margin............................        849,847        692,789
 Net Loss From Operations................       (681,760)    (1,137,540)
 Net Loss................................       (728,538)    (1,184,318)
 Loss Per Share..........................          (0.04)         (0.06)

Statements of Cash Flows
 Net Cash (Used For) Operating Activities       (928,149)    (1,154,026)
 Net Cash (Used For) Investing Activities        (28,748)       (47,154)
 Net Cash Provided By Financing Activities     1,002,294      1,246,435

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


/s/Ralph Dickenson
------------------------------
Ralph Dickenson, Director
Chief Executive Officer,
Chief Accounting Officer


/s/ Catherine Dickenson
------------------------------
Catherine Dickenson, Director

/s/ George O.R. Carlson
------------------------------
George O.R. Carlson,  Director


------------------------------
Verdo Lancaster, Director

------------------------------
James Whitehead, Director