Form 10QSB
period 2005-03-31
KINGSLEY COACH INC
filed 2005-05-16
CIK 1026488

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-21733

                           THE KINGSLEY COACH, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

              Delaware                            23-3003600
  ------------------------------------------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
  incorporation or organization)

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

             Yes  [X]     No   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                         May 13, 2005
                         Common Stock: 32,184,572

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                         The Kingsley Coach, Inc.
                              Balance Sheet
                             March 31, 2005
                              (Unaudited)
ASSETS

Current Assets:
 Cash                                   $    88,529
 Accounts Receivable                         46,083
 Accounts Receivable - Related Parties      446,491
 Prepaid Expenses                           216,591
 Inventory                                1,323,372
                                          ---------
 Total Current Assets                     2,121,066

Property & Intangibles, net                 791,840

Demonstrator Unit Held for Sale             180,000

Other Assets:
 Prepaid Expenses                            90,256
 Deposits                                     3,650
                                          ---------
 Total Other Assets                          93,906
                                          ---------
 Total Assets                           $ 3,186,812
                                          =========

  See accompanying notes to financial statements


                        The Kingsley Coach, Inc.
                       Balance Sheet (continued)
                         March 31, 2005
                          (Unaudited)


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts Payable                      $   794,572
 Accrued Liabilities                       336,436
 Note Payable                              650,000
 Customer Deposits                       1,512,100
 Unearned Revenue                          269,000
 Current Portion of Long Term Debt         362,000
                                         ---------
 Total Current Liabilities               3,924,108

Long Term Liabilities:
 Notes Payable                           1,496,699
 Less current portion of Long Term Debt   (362,000)
                                         ---------
 Total Long-term Liabilities             1,134,699

 Total Liabilities                       5,058,807

Stockholders' Deficit:
 Preferred Stock, $.00001 par value;
  authorized 5,000,000 shares,
  issued and outstanding -0- shares              -
 Common Stock, $.00001 par value;
  authorized 100,000,000 shares,
  issued and outstanding 32,184,572
  shares                                       322
 Common Stock - Class B, $.0001
  par value; authorized 1,000 shares,
  issued and outstanding 1,000 shares           10
 Additional Paid-In Capital              4,391,298
 Treasury Stock                            (14,000)
 Accumulated Deficit                    (6,249,625)
                                         ---------
 Total Stockholders' Deficit            (1,871,995)
                                         ---------
 Total Liabilities & Stockholders'
  Deficit                              $ 3,186,812
                                         =========





See accompanying notes to financial statements

                         The Kingsley Coach, Inc.

                         Statements of Operations

                       For the Three Month Periods
                     ending March 31, 2005 and 2004
                               (Unaudited)

                                           Three Months Ending
                                    March 31, 2005      March 31, 2004
                                    --------------      --------------
Revenue                             $    981,491        $ 1,105,000
Cost of Sales                           (703,455)          (715,131)
                                       ---------          ---------
Gross Margin                             278,036            389,869

General & Administrative Expense         370,895            493,386
                                       ---------          ---------
Net Loss from Operations                (92,859)           (103,516)

Other Income/(Expense):
 Other income                                 -               2,500
 Interest Expense, net                  (29,673)             (3,830)
                                       --------           ---------
Net other income                        (29,673)             (1,330)

Net Loss Before Tax                    (122,532)           (104,846)

Provision for Income Taxes                    -                   -
                                       --------           ---------
Net Loss                            $  (122,532)        $  (104,846)
                                       ========           =========

Net Loss per share                  $     (0.01)        $     (0.01)
                                       ========           =========

Weighted Average Shares              32,009,572          19,948,380
                                     ==========          ==========


See accompanying notes to financial statements

                        The Kingsley Coach, Inc.

                         Statements of Operations

                        For the Nine Month Periods
                      ending March 31, 2005 and 2004
                                (Unaudited)

                                              Nine Months Ending
                                     March 31, 2005       March 31, 2004
                                     --------------       --------------

Revenue                              $ 3,374,666          $ 2,203,412
Cost of Sales                         (2,802,199)          (1,803,326)
                                       ---------            ---------
Gross Margin                             572,467              400,086

General & Administrative Expense       1,170,216            1,196,288
                                       ---------            ---------

Net Loss from Operations                (597,749)            (796,202)

Other Income/(Expense):
 Other income                              3,900                2,700
 Interest Expense, net                   (68,866)             (35,499)
                                       ---------            ---------
Net other income                         (64,966)             (32,799)

Net Loss Before Tax                     (662,715)            (829,001)

Provision for Income Taxes                     -                    -
                                       ---------            ---------
Net Loss                             $  (662,715)         $  (829,001)
                                       =========            =========

Net Loss per share                   $     (0.02)         $     (0.04)
                                       =========            =========

Weighted Average Shares               31,688,572           18,483,712
                                      ==========           ==========




See accompanying notes to financial statements

                         The Kingsley Coach, Inc.

                          Statements of Cash Flows

                         For the Nine Month Periods
                       ending March 31, 2005 and 2004
                                (Unaudited)

                                           Nine Month Period Ending
                                      March 31, 2005    March 31, 2004
                                      --------------    --------------
Cash Flows from Operating Activities:
 Net Loss                              $ (662,715)       $ (829,001)
 Adjustments to reconcile net loss
  to net cash provided by/(used in)
  operating activities:
  Depreciation and amortization            25,400            55,065
  Stock issued for expenses                44,100           385,990
  Granted stock warrants for financing     26,971                 -
  (Increase)/decrease in receivables     (177,181)         (296,634)
  (Increase)/decrease in inventory       (820,196)          (90,198)
  (Increase)/decrease in prepaid
   expenses                               (46,846)           60,763
  Increase/(decrease) in current
   liabilities                            548,929          (167,366)
  Increase/(decrease) in customer
   deposits                               382,726           507,634
                                        ---------         ---------
 Net Cash from Operating Activities      (678,812)         (373,747)
                                        ---------         ---------
Net Cash From Investing Activities:
 Purchase of equipment                   (322,213)           (2,000)
                                        ---------         ---------
 Net Cash from Investing Activities      (322,213)           (2,000)
                                        ---------         ---------

Net Cash From Financing Activities:
 Advances and borrowing                 1,297,988           125,000
 Principal increase (reduction)          (253,689)         (236,629)
 Proceeds from the sale of stock                -           507,600
                                        ---------         ---------
 Net Cash from Financing Activities     1,044,299           395,971
                                        ---------         ---------

Net Increase/(Decrease) in Cash            43,274            20,224

Beginning Cash Balance                     45,255                 -
                                        ---------         ---------
Ending Cash Balance                    $   88,529        $   20,224
                                        =========         =========

Supplemental Disclosures:
 Interest Paid                         $   68,866        $   35,499
 Taxes Paid                                     -                 -
 Accounts payable converted to note             -           466,274


See accompanying notes to financial statements

                        THE KINGSLEY COACH, INC.
                      NOTES TO FINANCIAL STATEMENTS
               For the Nine Month Period Ended March 31, 2005
                               (Unaudited)

1.   PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring entries, which are necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

The Warrants that were sold with the Debentures afford the holder the right to purchase 610,000 common shares at $.20 per share and 610,000 common shares at $.15 per share through July 21, 2009. If Kingsley Coach sells any common shares or derivatives for a price less than $.20 per share, the exercise price of the Warrants will be reduced to equal that lower price.

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

3.   NOTE PAYABLE

In December 2004 the Company sold a $150,000 promissory note to a private investor. The note was payable in May 2005. The Company is now in default in its obligation to pay the note.

4.   SALE OF SECURED PROMISSORY NOTE

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

5.   ISSUANCE OF UNREGISTERED EQUITY SECURITIES

In February 2005 Kingsley Coach issued 350,000 shares of common stock to several members of its management. The shares were issued in consideration of services, and were valued at $44,100, the market value of the common stock on the date of grant.

6.   INVENTORY

Inventories are stated at the lower of cost or market. Inventories at March 31, 2005 consisted of the following:

                                 March 31, 2005
                                 --------------

        Finished goods            $          0
        Work-in-process              1,116,338
        Raw materials                  207,034
                                     ---------
        Total                     $  1,323,372
                                     =========

Item 2.  Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     - Kingsley Coach has negative working capital and very limited financial resources. Until Kingsley Coach remedies its working capital situation, its ability to fund growth will be limited. This situation will prevent Kingsley Coach from taking advantage of the economies of scale that are crucial to significant profitability.

     - Kingsley Coach has had poor financial results recently and has incurred substantial losses. Although many factors have contributed to this situation, the primary current cause of the situation is Kingsley Coach's inability to fund production at a rate sufficient for Kingsley Coach to be profitable. It is not certain that the recent infusion of capital into Kingsley Coach will be sufficient to assure profitable operations.

     - Kingsley Coach's business plan depends to a large extent upon its success in implementing new marketing initiatives, such as distribution of its new standardized "Kruiser" model and expansion of our involvement in the market for emergency response vehicles. Since these initiatives have only recently been launched, we do not yet know how successful they will be. If we are not able to successfully enter these new markets, our financial results will be adversely affected.

     - Kingsley Coach has only one executive officer employed full-time, its President. Until Kingsley Coach is able to attract additional senior management personnel, it will depend on its President alone for its executive decision-making.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

     Results of Operations

     Kingsley Coach has experienced several years of losses, primarily due to our inability to fund production at a profitable rate. Since the beginning of calendar year 2004, we have obtained approximately $2 million in new investment capital from the sale of stock, convertible debt and secure debt instruments. We committed most of those funds to the purchase of components for the vehicles in our backlog. As a result, in the second half of fiscal 2004 (ending June 30, 2004), we booked $2,507,980 in sales, including $1,402,980 booked in the 4th Quarter. This represented a 128% increase in revenue over the first half of fiscal 2004, and a 57% increase over the second half of fiscal 2003. Likewise in the nine month period ended March 31, 2005, we booked $3,374,666 in sales, representing a 53% increase over the nine months ended March 31, 2004, 2003.

     Although our growth has been dramatic in comparison to prior years, it remains short of the level needed to generate profits. Although our backlog has consistently included 10 to 15 units at any given time, in each of the three most recent fiscal quarters we shipped only four vehicles, and recorded a substantial net loss in each quarter. Three factors were primarily responsible for our failure to achieve satisfactory revenue levels in the recent nine month period:

     - During the quarter ended September 30, 2004 we relocated our manufacturing facility from Andover, Minnesota to Zimmerman, Minnesota. The move cost in excess of $150,000, and shut down our production for an extended period. The move to Zimmerman, however, positions us well for future growth. The new facility increases our production capacity 500%. In addition, we invested approximately $200,000 in building improvements, which gives us a state-of-the-art facility. With this new facility in place, the only significant limit on our ability to grow will be our ability to fund growth.

     - During the recent nine month period we were completing production of vehicles that were ordered during the period when we relied entirely on customer deposits for our working capital. Because of that dependence, at times we accepted orders with below-market prices in exchange for the customer's commitment of significant up-front funds. When we devoted our resources to production of a number of those vehicles in the recent nine month period, our efforts were not reflected in the revenue we booked, since the vehicle prices were not commensurate with the labor needed to complete the vehicles.

     - In 2004 we received an order from the Maryland State Police Department for an emergency response vehicle. The contract price is $1,150,000. Near the end of January 2005 we obtained the funds necessary to manufacture the vehicle by selling a $500,000 short-term note with warrants. Since receiving those funds, we have devoted a substantial segment of our production effort to that one vehicle, which we do not expect to ship until the summer of 2005.

     Our gross margin for the nine months ended March 31, 2005 was only $572,467, or 17% of sales. This margin fell far below our target margin for current sales. The low margin level was primarily caused by the same factors that kept sales below our targets: inefficient use of resources as a result of the factory relocation, and delivery of vehicles that had been sold for insufficient prices.

     As a result of our reduced sales level, our low profit margin on sales, and the fact that we expensed the entire cost of moving as it was incurred, our net for the nine months ended March 31, 2005 was a loss of $662,715. We do not believe that the recent loss represents the true direction of our company, however. With the financial resources now at our disposal, we are taking orders with far higher margins than in the past, and will be producing vehicles efficiently in our new state-of-the-art factory. We expect, therefore, that the true direction of our company is toward profitability.

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

     At March 31, 2005 Kingsley Coach had a working capital deficit of $(1,803,042), a decline of $336,775 since June 30, 2004. The principal factors that affected working capital during the recent nine month period were:

     - Working capital was increased by our sale of a three-year $600,000 Convertible Debenture in July 2004.

     - Working capital was also increased by the reclassification of $216,591 in prepaid expenses from Other Assets to Current Assets. That amount represents the prepaid fees of consultants for services to be performed prior to March 31, 2006. The asset will be amortized as an expense over the period of performance.

     - Working capital was decreased by the loss we realized in the nine months ended December 31, 2004 and the cash used in outfitting our new facility in Zimmerman and moving our operations there.

     - Working capital was also decreased as a result of our large liability for customer deposits that were received and used in prior periods. The cash that we received on delivery of new vehicles during the recent nine month period was often not much greater and, in some cases, less than the cash we expended in producing the vehicle, since any cash profit on the sale is represented by the deposit. So the $382,726 increase in customer deposits that we realized during nine months ended March 31, 2005 was used to fund current operations, thereby increasing our working capital deficit in that amount. Until we obtain a credit line or other source of short-term financing for production, other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

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

     During fiscal 2004 and the first nine months of fiscal 2005, however, we have been involved in ramping up our production capabilities. The expense of transferring production operations to Minnesota and increasing our inventory in anticipation of growth has resulted in negative cash flow during this period. In the nine months ended March 31, 2005, for example, our operations produced negative cash flow of $678,812, primarily due to an increase of $820,196 in our inventory. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow.

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

Item 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. John Merkent, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Kingsley Coach's disclosure controls and procedures as of March 31, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Kingsley Coach in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Kingsley Coach is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Merkent concluded that Kingsley Coach's system of disclosure controls and procedures was effective as of March 31, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Kingsley Coach's third fiscal quarter that has materially affected or is reasonably likely to materially affect Kingsley Coach's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     In January 2005 Kingsley Coach issued 12% Secured Promissory Notes due October 21, 2005 in the aggregate principal amount of $500,000 and five year Warrants to purchase shares of common stock to Longview Equity Fund LP and Longview International Equity Fund LP in consideration of $480,000.
The issuance was exempt pursuant to Section 4(2) of the Act since the issuance was not made in a public offering and was made to entities whose principals had access to detailed information about Kingsley Coach and which were acquiring the shares for their own accounts. There were no underwriters.

     In February 2005 Kingsley Coach issued 350,000 shares of common stock to several members of its management. The shares were issued in consideration of services, and were valued at $44,100, the market value of the common stock on the date of grant. The issuance was exempt pursuant to
Section 4(2) of the Act since the issuance was not made in a public offering and was made to individuals who had access to detailed information about Kingsley Coach and were acquiring the shares for their own accounts. There were no underwriters.

     (e) Purchases of equity securities

      The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal year 2005.

Item 6.  Exhibits and reports on Form 8-K.

     Reports on Form 8-K:

     Report dated January 21, 2005 under Items 2.03 and 3.02 concerning sale of promissory note and common stock warrants.

     Exhibits:

     31   Rule 13a-14(a) Certification
     32   Rule 13a-14(b) Certification


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE KINGSLEY COACH, INC.

Date: May 13, 2005                By:  /s/ John Merkent
                                  -------------------------------------
                                  John Merkent, Chief Executive
                                   Officer & Chief Financial Officer