Form 10KSB
period 2005-06-30
KINGSLEY COACH INC
filed 2005-10-13
CIK 1026488

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          _____________________

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the fiscal year ended June 30, 2005.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        Commission File No. 0-21733

                           THE KINGSLEY COACH, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)

            Delaware                                    23-3003600
   -------------------------------------------------------------------------
   (State or other jurisdiction                 (I.R.S. Employer ID Number)
    of incorporation or organization)

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

                      Yes  [X]             No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No  [X]

State the issuer's revenues for its most recent fiscal year: $ 4,838,264.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, $.00001 par value, held by non-affiliates as of October 11, 2005 was $2,490,506.

As of October 11, 2005, the number of shares outstanding of the Registrant's Common Stock, $.00001 par value, was 33,984,572 shares. The number of shares outstanding of the Registrant's Class B Common Stock, $.00001 par value, was 1,000,000 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE: None

    Transitional Small Business Disclosure Format:    Yes [ ]   No  [X]

            FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

    This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ materially from the results suggested in this Report. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.


                                   PART 1

Item 1.  Business

     The Kingsley Coach

     Kingsley Coach is engaged in the business of manufacturing motorhomes, medical transport vehicles and emergency response vehicles, all under the tradename "Kingsley Coach." Although available for a broad variety of uses, each Kingsley Coach has the same structural design.

     The Kingsley Coach, in essence, is a vehicle body (be it an R.V. body or a speciality body) mounted onto a stretched truck chassis. We open the back of the cab and weld the body to the open frame, creating a walk-through vehicle with the safety of uni-body construction. In the R.V. industry, the direct competitors of the Kingsley Coach are the Type A
Motorhomes.   These are the larger recreational vehicles that have the
engine and living quarters integrated. But the construction and features of the Kingsley Coach distinguish it from any motorhome on the road today:

     * The walls are 2 " thick. The floor and the roof are double-reinforced.

     * Up front is a Class 8 truck engine. We currently put a diesel engine producing up to 600 horsepower in each Kingsley Coach.
        It gets approximately 9.3 miles per gallon, and is rated to haul 85,000 pounds. The average Kingsley Coach weighs less than 38,000 pounds.

     * The combination of heavy-duty construction and high power engine gives the passengers a stable, vibration-free, sway-free ride.

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

     * Our proprietary technology makes the possible uses of a Kingsley Coach almost limitless. For example, our loading lift (patent pending) enables the owner to carry any manner of cargo in the rear compartment - be it motorcycles, snowmobiles, or ATVs.

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

     Our line of recreational vehicles today consists of the following models:

     Camelot Excalibur - 40' or longer Model. This coach, offering 300 square feet of living space fully expanded, is our base model in the Camelot line. It includes all of the features noted above plus a luxury, functionally designed interior, and is designed to compete effectively with the mid-range 40' RV models.

     Camelot SURV - 40' Model. The SURV allows the owner the luxury standards of the Excalibur, with the added convenience of a rear utility garage. The rear garage, measuring 17' by 8', offers over 140 square feet of utility space, with a rear-attached metal (roll-up or ramp) door for easy access. A drop-down bed is mounted to the wall, for use when the owner doesn't need the storage space. If the owner lifts the bed, however, he has room for motorcycles, hot-air balloon, snowmobile - even horses.

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

     Kruiser. The Kruiser incorporates all of the power, stability and comfort of our customized Camelot models in a vehicle adapted to assembly-line production. Customers are able to personalize their Kruisers through a choice of four interior designs and an array of paint options. However, because of the efficiencies build into our production of the Kruiser, we are able to offer it as a relatively low-cost vehicle that will appeal to a broad market, but a vehicle that should generate relatively high margins for Kingsley Coach

     Kingsley Shells or Super Shells. This new line offers the customer a finished exterior with the interior left for either the customer or a professional conversion company to complete. The Shells are competitively priced, and open an additional market segment for us.

     Mobile Medical Vehicles

     The design characteristics of the Kingsley Coach make it suitable for use in a wide variety of specialized applications. Just as the stability of a Kingsley Coach allows it to carry passengers at high speed down a highway without any loss of equilibrium, so the design of a Kingsley Coach enables it to carry a CAT scanner through a city of potholed streets without losing its calibration. In the past three years, therefore, we have established our Medical Coach as a distinct and growing product line.

     The Kingsley Coach is now marketed as the platform that carries PET (Positron Emission Tomography) scanners manufactured by CPS Innovations and distributed by Hitachi Medical Systems America. To date we have delivered several of these units, each to a physician who uses the vehicle to provide scanning services at multiple locations. The demand for this product alone appears to be sufficient that it could fill our production capacity for several years. Should we chose to expand, however, we can readily produce a Kingsley Coach that can transport virtually any large mobile medical device, be it a Magnetic Resonance Imaging system, a Cardiac Catheterization lab, or a CT scanner. During fiscal 2005, for example, we designed and developed a Mobile Hyperbaric Chamber unit, which
we now offer to the medical community.   The ability of the Kingsley Coach
to safely carry motion-sensitive equipment over all types of road conditions makes it an ideal platform for the mobile medical industry.

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

     Our first contract for an emergency response vehicle was awarded in June 2004 by the Department of State Police of the State of Maryland. We recently completed manufacturing for the Department a Kingsley Mobile Command Center, designed to carry multiple communications systems safely into a disaster environment. The unit will incorporate highly sophisticated computers, electronics and state-of-the-art technology, including two 60' masts for satellite communications, permitting the operators of the Mobile Command Center to monitor and manage communications among federal, state and local emergency agencies and personnel. The unit is scheduled for delivery in the Fall of 2005 after our subcontractors complete installation of the specialized electronics. The contract price for the unit is $1,150,000.

     Specialized Applications

     The Kingsley Coach is suitable for use in a wide variety of specialized applications. By way of examples, we have already designed Kingsley Coaches for use by:

     * Sports Teams. Within a single Kingsley Coach, we can provide sleeping space for 27, as well as room for the athletes to sit and stretch their legs. The amenities of a Kingsley Coach provide a significant step up from the traditional bus for a traveling Arena Football team or a college soccer club, without a significant step up in price. To date, we have sold seven Kingsley Coaches outfitted for sports teams, including the Kingsley that we delivered in December 2004 for the Tulsa Talons of the Arena Football League. Recently we built a Kingsley for the Bossier-Shreveport Mudbugs of the Central Hockey League.
       That vehicle will sleep 24 and provide a full range of amenities, including flip-down plasma screen televisions. We also recently developed a Kingsley capable of carrying 30 athletes in comfort.

     * Snowbirds. Recently we built a Kingsley Coach that combines a passenger compartment with an auto carrier. Our customer intends to market the vehicle as an alternative to the "Autotrain" that Amtrak runs between Washington D.C. and Florida. Up to thirteen passengers will travel in the Kingsley Coach while their cars (up to six) will be hauled in the rear portion of the vehicle. The U.S. Patent and Trademark Office issued a patent for our design during 2005.

     Proprietary Technology

     The quality of our vehicles depends, for the most part, on the know-how accumulated by our staff during many years of experience in vehicle manufacturing. We do, however, incorporate in our vehicles certain patented or proprietary technology that enhances the uniqueness of our Kingsley Coach.

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

     Until recently, the bodies for our RVs were manufactured by Thor America, one of America's leading producers of Rvs, at Thor's plant in Middleburg, PA. In the Spring of 2005 Thor closed that plant. Our bodies, therefore, are now manufactured by E.B.S. of Elkhart, Indiana.
As other sources are available, if we required them, we do not expect to experience any difficulty in obtaining the RV bodies we need on schedule.

     The bodies for our Medical Coaches require a specialist in lead fabrication to prepare the walls. We have located a number of fabricators capable of performing this service, and have experienced no problem in obtaining these bodies.

     Sales and Marketing

     For most of its history, the Kingsley Coach was marketed primarily by word of mouth, supplemented by occasional print ads in trucking and RV magazines. In the past few months we have commenced a more aggressive marketing program. A prime component of our promotional program has always been our appearances at RV shows and upscale sporting events. These appearances are targeted to gain Kingsley Coach brand recognition among financially successful Baby Boomers. Now, however, we are supplementing and expanding this program with three 30-second television commercials designed to introduce and reinforce our brand to a national audience.

     The Kingsley Coach is sold by our employee marketing staff - and by our customers. However, we are currently recruiting dealers in order to make larger inroads into the market. Our goal is to establish a nationwide presence for our brand.

     No single customer accounted for more than 10% of the Company's sales during the years ended June 30, 2005, 2004 or 2003.

     Backlog

     On October 12, 2005 the Company's backlog was 9 units, representing $4,000,000 in potential sales. On October 12, 2004, the backlog was 10 units ($3,600,000 in potential sales). The increase in the dollar value of backlog reflects our efforts to increase the per unit prices for our vehicles.

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

     Research and Development

     Until July of 2000, we were still developing our vehicles. Accordingly, research and development until that time represented nearly 30% of sales. From the 2001 fiscal year through 2003 we were marketing the products previously developed. Accordingly, our research and development expense was reduced to $123,400 during the year ended June 30, 2003. During fiscal 2004, as we developed the Kruiser, our research and development expense increased again to $204,000. In fiscal 2005, as we again focused on marketing the products already developed, we had no research and development expense.

     Employees

     We currently employ 40 individuals, all of whom are employed on a full-time basis . Three are employed in administrative positions, eight in sales and marketing positions, and 29 in production. None of our employees are members of a union. We believe that our relations with our employees are good.

Item 2.  Properties

     Our executive offices and production facilities are located in a 34,500 square foot facility in Zimmerman, Minnesota. We pay a monthly rental of $5,000. We rent the premises on an at-will month-to-month basis.

     We also lease a 10,000 square foot facility in Middleburg, Pennsylvania, near the Thor America manufacturing plant. The lease is on a month-to-month basis. We pay a monthly rental of $1,900 plus reimbursement of heat and light. The Pennsylvania facility is primarily dedicated to finishing bodies, although we have the capability of completing an entire RV there, if we exceed capacity in Zimmerman.

Item 3.  Legal Proceedings

     An action titled "Thor America, Inc. v. Kingsley Coach, Inc. and
Ralph Dickenson" was commenced on July 29, 2005 in The Court of Common Pleas of the 17th Judicial District of Pennsylvania (Snyder County Branch). Thor America demands $377,139 for goods sold to Kingsley Coach and $55,000 allegedly due on a promissory note signed by Kingsley Coach and guaranteed by Ralph Dickenson. Kingsley Coach and Mr. Dickenson have answered, denying that they are liable to Thor American. They have also counterclaimed and filed a third-party complaint against Thor, Inc., Wade Thompson, Dickey Riegel, Mike Stout, Walt Bennett and Fred Younger, alleging that Thor America and the third-party defendants breached an agreement to provide services to Kingsley Coach, wrongfully drew funds from Kingsley Coach's credit line, and used for the benefit of Thor
America  proprietary  information that Kingsley Coach disclosed to them in
confidence.   Kingsley Coach and Mr. Dickenson are requesting damages in an unspecified amount and an injunction against wrongful use of Kingsley Coach's proprietary information.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     (a) Market Information

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "KNGS.OB." Set forth below are the high and low bid prices for each of the last eight fiscal quarters.

                                          Bid
                                    ---------------
      Quarter Ending                 High      Low

      September 30, 2003            $  .30  $  .13
      December 31, 2003             $  .19  $  .09
      March 31, 2004                $  .16  $  .09
      June 30, 2004                 $  .20  $  .12

      September 30, 2004            $  .21  $  .16
      December 31, 2004             $  .20  $  .10
      March 31, 2005                $  .15  $  .09
      June 30, 2005                 $  .15  $  .07


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

     (d) Sale of Unregistered Securities

     In April 2005 Kingsley Coach issued 1,900,000 shares of common stock to Kingdom Come, LLC in consideration of services to be rendered by it pursuant to a consulting contract. The shares were valued at $.09 per share, the market price on the date the shares were issued. The issuance was exempt pursuant to Section 4(2) of the Act since the issuance was not made in a public offering and was made to an entity whose principals had access to detailed information about Kingsley Coach and which was acquiring the shares for its own account. There were no underwriters.

     (e)  Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 4th quarter of fiscal 2005.

     (f) Derivative Securities

     There are options, warrants and convertible debt outstanding that could lead to the issuance of additional common stock. The following table identifies these outstanding derivative securities.

                                      Number of Common      Exercise or
     Derivative Security              Shares Issuable       Conversion Price
     --------------------------------------------------------------------
     8% Convertible Notes due 7/21/06    4,066,666 (1)         $.15  (1)
     Warrants issued 1/21/05             1,500,000 (1)         $.15  (1)
     Warrants issued 7/21/04               610,000 (1)         $.20  (1)
                                           610,000 (1)         $.15  (1)
     Class B Common Stock                1,000,000              N.A.
     Executive Options                   2,000,000             $.20
     8% Convertible Note due 11/7/04       392,000             $.25
     10% Convertible Debentures            251,046 (1)         $.239 (1)
                                       -----------
                        Total           10,429,712 (23.5%)

     Common Shares Currently
      Outstanding                       33,984,572 (76.5%)
                                       -----------
                                        44,414,284 (100%)

__________________________________     ===========

(1) The exercise price of the 8% Convertible Notes due 7/21/06, the Warrants, and the 10% Convertible Debentures will be reduced if Kingsley Coach issues common stock or derivatives at a price lower than the conversion or exercise price of the Note, Warrant or Debenture. The number of shares of common stock issuable would increase in the event of such a reduction in the exercise or conversion price.


Item 6. Management's Discussion and Analysis or Plan of Operations and Financial Condition

     Results of Operations

     Kingsley Coach has experienced several years of losses, primarily due to our inability to fund production at a profitable rate. Since the beginning of calendar year 2004, we have obtained approximately $1.8 million in new investment capital from the sale of stock, convertible debt and secured debt instruments. We committed most of those funds to the purchase of components for the vehicles in our backlog. As a result, in the second half of fiscal 2004 (ending June 30, 2004), we booked $2,507,980 in sales, including $1,402,980 booked in the 4th Quarter. This represented a 128% increase in revenue over the first half of fiscal 2004, and a 57% increase over the second half of fiscal 2003. Likewise in fiscal 2005 (ending June 30, 2005), we booked $4,838,264 in sales, representing a 34% increase over fiscal 2004. The components of our fiscal 2005 sales were 10 motor homes, 3 commercial vehicles and 2 medical units. In fiscal 2004 we sold 13 motor homes and 1 commercial vehicles.

     Although our growth has been dramatic in comparison to prior years, it remains short of the level needed to generate profits. Although our backlog has consistently included 10 to 15 units at any given time, in each of the fiscal quarters in 2005 we shipped only four vehicles, and recorded a substantial net loss in each quarter except the 4th, in which we realized net income of $37,541. Three factors were primarily responsible for our failure to achieve satisfactory revenue levels in fiscal 2005:

     - During the quarter ended September 30, 2004 we relocated our manufacturing facility from Andover, Minnesota to Zimmerman, Minnesota. The move cost in excess of $150,000, and shut down our production for an extended period. The move to Zimmerman, however, positions us well for future growth. We increased our factory floor space by 45%, and invested approximately $200,000 in building improvements, particularly an integrated, state-of-the-art electrical system. The additional space and the building improvements permit us to place a much larger work crew on the factory floor. In our previous facility we could carry on full production activities on only one coach at any given time. In Zimmerman we can have five coaches at any stage of production.

     - During the first half of year we were primarily completing production of vehicles that were ordered during earlier periods when we relied entirely on customer deposits for our working capital. Because of that dependence, at times we accepted orders with below-market prices in exchange for the customer's commitment of significant up-front funds. When we devoted our resources to production of a number of those vehicles in fiscal 2005, our efforts were not reflected in the revenue we booked, since the vehicle prices were not commensurate with the labor needed to complete the vehicles.

     - In 2004 we received an order from the Maryland State Police Department for an emergency response vehicle. The contract price is $1,150,000. Near the end of January 2005 we obtained the funds necessary to manufacture the vehicle by selling a $500,000 short-term note with warrants. Since receiving those funds, we have devoted a substantial segment of our production effort to that one vehicle, which we do not expect to ship until the Fall of 2005.

     Our gross margin for fiscal 2005 was only $992,409, or 20% of sales, a modest improvement from 19% gross margin achieved in fiscal 2004. Our 2005 margin fell far below our target margin for current sales. The low margin level was primarily caused by the same factors that kept sales below our targets: inefficient use of resources as a result of the factory relocation, and delivery of vehicles that had been sold for insufficient prices.

     Our general and administrative expense decreased from $1,983,875 in fiscal year 2004 to $1,449,940 in fiscal 2005. The primary reason for the improvement was our ongoing efforts to increase manufacturing efficiency. The investment we made in our new Zimmerman facility at the beginning of fiscal 2005, although it contributed approximately $200,000 to our expenses in 2005, will enable us to operate more efficiently in coming years. The other primary reason for the reduction in general and administrative expense was the fact that in fiscal 2004 we incurred an expense of $416,869 attributable to the fair value of stock that we issued to employees and to the consultants who were assisting us in rebuilding our company. In fiscal year 2005 our expense for stock-based compensation was only $156,212. We expect that the efficiency of our operations will continue to increase, particularly in proportion to revenue, as our production increases.

     As a result of our reduced sales level, our low profit margin on sales, and the fact that we expensed the entire cost of moving as it was incurred, our net for fiscal 2005 was a loss of $625,174. We do not believe that the recent loss represents the true direction of our company, however. With the financial resources now at our disposal, we are taking orders with far higher margins than in the past, and will be producing vehicles efficiently in our new state-of-the-art factory. We expect, therefore, that the true direction of our company is toward profitability.

Liquidity and Capital Resources

     Kingsley Coach currently has no bank line of credit or other source of bank financing. For the most part, we rely on the sale of our common stock (or derivatives) to fund our growth. Near the end of December 2002, however, we entered into a new operational and financial arrangement with Thor Industries, which was at that time our principal subcontractor. As part of that arrangement, Thor loaned us $200,000 interest-free and extended nearly $300,000 in additional credits. In August 2003 the note and the credit extended were combined into a single demand note in the principal amount of $489,000, which we paid in installments tied to the units we purchased from Thor. In the Spring of 2005, however, Thor closed the facility that manufactured our subassemblies, and we stopped paying Thor. The principal results of these events are (1) that Thor has commenced litigation seeking $432,139 it alleges to be due and (2) we no longer have a source of credit for our inventory purchases.

     At June 30, 2005 Kingsley Coach had a working capital deficit of $(1,157,588), an improvement of $308,679 since June 30, 2004. The principal factors that affected working capital during fiscal 2005 were:

     -  Working capital was increased by our sale of a three-year
        $600,000 Convertible Debenture in July 2004.

     - Working capital was also increased by the reclassification of $260,000 in prepaid expenses from Other Assets to Current Assets. The total of $302,688 in prepaid expenses at June 30, 2005 represents the prepaid fees of consultants for services to be performed prior to June 30, 2006. The asset will be amortized as an expense over the period of performance.

     - Working capital was decreased by the loss we realized in fiscal 2005 and the cash used in outfitting our new facility in Zimmerman and moving our operations there.

     - Working capital was also decreased as a result of our large liability for customer deposits that were received and used in prior periods. The cash that we received on delivery of new vehicles during fiscal 2005 was often not much greater and, in some cases, less than the cash we expended in producing the vehicle, since any cash profit on the sale is represented by the deposit. So the $156,129 increase in customer deposits that we realized during 2005 was used to fund current operations, thereby increasing our working capital deficit in that amount. Until we obtain a credit line or other source of short-term financing for production, other than the deposits placed by new customers, it will be difficult for us to remedy our working capital deficit.

     During fiscal 2005 our liabilities increased by $1,882,717, primarily as a result of our sale of debt instruments to investors. Detailed information about these new obligations may be found in Note 10 of the Notes to the June 30, 2005 Financial Statements. The table below summarizes the amortization schedule for the long-term contractual obligations owed by Kingsley Coach at June 30, 2005.

                                              Payment Due by Period
                                      ------------------------------------------
                                     Less than                         More than
Contractual Obligations     Total     1 year     1-3 years  3-5 years   5 years
--------------------------------------------------------------------------------
Convertible Securities    $  670,000          -  $  670,000         -          -

Investment Notes          $  700,000 $  634,373  $   65,627         -          -

Obligations to Vendors    $  432,139 $  432,139           -         -          -

Other Long-term
 Obligations              $  854,963 $   72,043  $  782,921         -          -
                           ---------   --------    --------   -------  ---------
Total                     $2,657,102 $1,138,554  $1,518,548         -          -
                           =========  =========   =========   =======  =========

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

     During fiscal 2004 and fiscal 2005, however, we have been involved in ramping up our production capabilities. The expense of transferring production operations to Minnesota and increasing our inventory in anticipation of growth has resulted in negative cash flow during this period. In fiscal year 2005 we obtained $982,418 in net proceeds from our financing activities, and used $694,810 in our operations. The primary use was an increase of $740,083 in our inventory, reflecting the step-up in our level of operations. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow.

     In July 2004 Kingsley Coach obtained net proceeds of approximately $575,000 from the sale of a convertible note and a warrant to an investment fund. In January two other investment funds from that same family of funds purchased a $500,000 secured short-term promissory note and warrants. We used the proceeds of the recent financing to fund production of the emergency response vehicle that we built for the Maryland State Police, and will satisfy the note when the State of Maryland pays for that vehicle. With these additional resources, the Company should be able to sustain operations for the indefinite future. When cash is short, however, the only feasible method of sustaining operations is to delay production. This in turn slows growth and damages our marketing abilities. Accordingly, the Company continues to seek sources of financing to enable the Company to fund the growth at a rate determined by market demand.

Critical Accounting Policies and Estimates

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for fiscal year 2005, there were four estimates made which were
(a) subject to a high degree of uncertainty and (b) material to our results. These were:

     * Our determination, detailed in Note 3 to the Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to if and when Kingsley Coach would commence profitable operations.

     * Our determination, detailed in Note 1(h) to the Financial Statements, that we should record revenue from sale of a vehicle upon delivery of the vehicle. As a result of this determination, $1,230,503 paid by customers to Kingsley Coach prior to delivery of their vehicles was recorded on our June 30, 2005 balance sheet as a current liability classified as "customer deposits."

     *   Our determination, detailed in Note 11 to the Financial
         Statements, regarding the book value of the demonstrator unit that we held for sale at June 30, 2005. We based the recorded value on our estimate of the likely sales price for the unit, less estimated costs of the sale.

     * Our determination, detailed in Note 8 to the Financial Statements, that the book value of our intangible assets has
         not been impaired.   We test these assets (the technology for
         our rear lift and the technology for our expanding sleeper cab) periodically. In making our determination regarding impairment in connection with the 2005 financial statements, we estimated future sales of the products utilizing this technology, and determined that it was feasible that we would realize sufficient sales to enable us to recover the book value of the technology over a reasonable period.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2005.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

     Risk Factors That May Affect Future Results

     Our expectations regarding the future of Kingsley Coach will be realized only if we are able to avoid the adverse effects of many risks and contingencies. You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could have a substantial adverse effect on our future financial results. Those adverse results, in turn, could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

     Kingsley Coach will not be able to fully implement its business plan without additional funds.

     The business plan developed by our management contemplates a significant expansion of our rate of production. We will require additional capital in order to fully implement that business plan. Those funds, if acquired, would be used primarily to fund an increase in work-in-process and an inventory of finished vehicles. Lacking those funds, we now commence manufacturing a vehicle only after we have received a purchase order for it. This means we deliver vehicles many months after they are ordered. This condition limits our sales, as potential customers often opt to purchase a competitor's vehicle, which can be delivered from the competitor's inventory within days after the customer places the purchase order. In order to achieve satisfactory growth, therefore, we will require additional capital.

     Kingsley Coach may be unable to obtain the funds we need to carry out our business plan.

     Our management has been engaged for several years in seeking the funds we require in order to carry out our business plan. They have been partially successful during 2004 and 2005, as we acquired over $1.8 million in new investment. Our efforts to develop sources of equity or debt financing continue. But we do not know if we will be able to obtain the funds we need. If we do not obtain those funds, we will not be able to expand our operations at the rate we desire.

     Our negative working capital will limit our productivity, which may interfere with our efforts to achieve profitability.

     At June 30, 2005 Kingsley Coach had a working capital deficit of $1,157,588. This deficit limits our ability to purchase the inventory of raw materials needed to produce vehicles and to fund the other costs of production. Until the working capital deficit is alleviated by additional investment or cash flow from operations, our ability to increase production will be limited. This limit may hinder our efforts to achieve the level of operations necessary for profitability.

     Our creditors may commence foreclosure proceedings if Kingsley Coach is unable to satisfy the secured notes for $500,000 that are payable on October 21, 2005.

     In January Kingsley Coach sold two secured promissory notes in the aggregate principal amount of $500,000 to Longview Equity Fund LP and Longview International Equity Fund LP. The notes require us to pay the principal and interest (12% per annum) on October 21, 2005. We used the proceeds of the notes to fund the completion of the emergency response vehicle that we are producing for the Maryland State Police. We intend to satisfy the notes when the State of Maryland pays us. However, although we have completed our portion of the production, delivery of the vehicle has been delayed. Therefore we will be unable to satisfy the notes on time. The noteholders, therefore, will be entitled to commence foreclosure proceedings against our assets.

     We may face expensive litigation and incur substantial adverse judgments because Kingsley Coach has recently defaulted on a number of financing contracts.

     Kingsley Coach is currently in default under contracts with a number of investors. Our contract with Longview Fund, LP and its attorney provides that if the Securities and Exchange Commission has not declared effective on or prior to February 19, 2005 a prospectus covering resale of the shares into which their debentures are convertible, then we are obliged to pay to them $12,200 for each month or partial month after January 19, 2005, and we may also be required to redeem their notes for $793,000. Our contracts with Longview Equity Fund LP and Longview

International Equity Fund LP provide that if the Securities and Exchange Commission does not declare the prospectus effective on or prior to April 21, 2005, we may be required to redeem their notes for $500,000 plus accrued interest. We have not met either deadline. Our contract with Robert C. Groves provides that we were required to pay Mr. Groves $98,000 in November 2004. We did not make that payment. And in July 2005 the holder of a $50,000 convertible debenture declared the debenture immediately payable. We do not know if any of these investors will pursue legal remedies for our defaults. If they did, the expense of settling our liabilities with them could reduce the funds available for use in implementing our business plan.

     There are companies involved in the manufacture of recreational vehicles who could destroy our market if they chose to compete against us with a similar product.

     The recreational vehicle industry is dominated by a small number of major companies. Five manufacturers currently account for over two-thirds of recreational vehicle sales in the United States. These manufacturers are very well capitalized. If any one of them decided to introduce a recreational vehicle similar in concept and design to the Kingsley Coach, it would be very difficult for us to compete effectively.

     Our efforts to enter the market for mobile medical vehicles and the market for emergency response vehicles may be hindered by our limited experience in those markets.

     To date we have sold only six mobile medical vehicles and have received only one order for an emergency response vehicle. Until we have more experience marketing those vehicles, we cannot safely predict whether we will be successful in competing in those markets. If we fail to achieve success in those markets, our growth will be limited.

     A problem with our materials producers could seriously delay production of our products.

     Until the Spring of 2005, Thor of America produced most of the RV bodies for our vehicles. In the Spring Thor closed the facility at which it manufactured those bodies, and has ceased to provide units for us. We have replaced Thor with E.B.S. of Elkhart, Indiana. However, if E.B.S. ceased to manufacture the bodies we need, our own production of vehicles would likely be delayed, which would have an adverse effect on our sales.

     A downturn in the U.S. economy would be likely to reduce demand for our products.

      The Kingsley Coach is a luxury vehicle, generally costing over $250,000 each. If the recent recession in the United States' economy were renewed, it would be likely to result in a reduced demand for luxury items, which could adversely affect our company's sales.

     Our shareholders will have no control over our operations, because Kingsley Coach is not likely to hold annual shareholder meetings in the next few years.

     Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held.

     Since it became a public company in 1999, Kingsley Coach has never held an annual meeting of shareholders. The current Board of Directors of Kingsley Coach consists of either individuals who served in 1999 or individuals who were appointed by the original directors. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Therefore, any new members of the Board of Directors or any replacements for current members will be nominated and elected by the present members of the Board.

Item 7.   Financial Statements

     The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

Item 8A.  Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The term refers to the controls and procedures of a company that are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. John Merkent, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on his evaluation, he concluded that the controls and procedures in place at that date were sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's reports filed under the Exchange Act will be disclosed on a timely basis in those reports.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.   Other Information

     Not Applicable

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                                 Director
     Name               Age  Position with the Company            Since
     -----------------------------------------------------------------------
     John Merkent        48  Chairman (CEO, CFO),                 2005
                              President, Director
     Edward Kelly        48  Chief of Operations, Director        2005
     Jerome Carlson      33  Chief of Production, Director        2005
     Ralph Dickenson     64  Director                             1998
     Catherine Rimes     43  Director                             1998

     John Merkent. Mr. Merkent has been involved in the business of Kingsley Coach since December 2003, first as a management consultant and subsequently as Director of Corporate Development. From 2002 to 2003 Mr. Merkent was self-employed as a management and financial consultant to small public companies. From 1999 to 2002 Mr. Merkent was a Principal of Glen Michael Financial, a registered securities broker-dealer.

     Edward Kelly. Mr. Kelly has been working with Kingsley Coach as an operations consultant since the Fall of 2004. From 2003 until May 11, 2005, when he joined Kingsley Coach as Chief of Operations, Mr. Kelly was self-employed as a consultant regarding civil engineering, software and information systems. For the four years prior to 2003 Mr. Kelly was a full-time student.

     Jerome Carlson. Mr. Carlson has been employed as an engineer with Kingsley Coach for over five years. Mr. Carlson is the nephew of Ralph Dickenson and cousin of Catherine Dickenson, who are members of the Kingsley Coach Board of Directors.

     Ralph Dickenson. Mr. Dickenson founded Kingsley Coach in 1996 and served as its Chairman from 1996 until May 11, 2005. Except for the period from March of 2000 until March of 2001, Mr. Dickenson also served as our Chief Executive Officer. Mr. Dickenson is the father of Catherine Dickenson and uncle of Jerome Carlson, who are members of the Board of Directors.

     Catherine Dickenson. Ms. Dickenson has been employed by Kingsley Coach as an administrator on a part-time basis since 2004. Since 1998 Ms. Dickenson has been self-employed as a horse rancher. From 1994 to 1997, Ms. Dickenson served as President of Brake Alert, Inc., which was engaged in the business of manufacturing and marketing parts for transportation
equipment.    Ms. Dickenson is the daughter of Ralph Dickenson and cousin of Jerome Carlson, who are members of the Board of Directors.

     Audit Committee

     The Board of Directors does not have an audit committee financial expert. The Board of Directors has not been able to recruit an audit committee financial expert to join the Board of Directors because the Company has only recently achieved a sufficient degree of financial stability to make service on its Board attractive.

     Code of Ethics

     The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

     Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2005, except that Messrs. Merkent, Kelly and Carlson each failed to file a Form 3 and Ms. Dickenson failed to file a Form 4 when due.

Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to John Merkent, its Chief Executive Officer, for services rendered in all capacities to the Company during the period from May 11, 2005, when he was appointed to office, through June 30,
2005.    There were no executive officers whose total salary and bonus for the fiscal year ended June 30, 2005 exceeded $100,000.

                                                      Long-Term
                             Compensation            Compensation
                             Year Salary         Stock Options Granted
                             -----------------   ----------------------
     John Merkent            2005      $8,000             (1)

___________________________

(1) In May 2005 the Company issued to Mr. Merkent an option to purchase 2,000,000 shares of common stock at $.20 per share.

     Employment Agreements

     Kingsley Coach has an employment agreement dated May 11, 2005 with John Merkent, our Chief Executive Officer. The agreement provides that Mr. Merkent will serve as President for the two year term of the agreement. Kingsley Coach will pay Mr. Merkent a salary of $100,000 per year, except that Kingsley Coach will pay only one-half of the salary and will accrue the other half until it has reported net income for two consecutive quarters. Kingsley Coach also granted Mr. Merkent options to purchase 2,000,000 shares at $.20 per share, exercisable during the two years following their vesting dates: May 1, 2006 (1,000,000 shares) and May 1, 2007 (1,000,000 shares).

     All of our other employment arrangements with our executives are on an at will basis.

             Option Grants in the Last Fiscal Year

                         Percent
                         of total                         Potential realizable
             Number of   options                          value at assumed
             securities  granted to                       annual rates of
             underlying  employees   Exercise             appreciation of
             option      in fiscal   Price     Expiration for option term
Name         granted     year        ($/share) Date           5%     10%
-------------------------------------------------------------------------------
J. Merkent   2,000,000     100%        $.20    May 1, 2009    0


           Aggregated Fiscal Year-End Option Values

            Number of securities underlying   Value of unexercised in-the-money
            unexercised options at fiscal     options at fiscal year-end ($)
Name        year-end (#) (All exercisable)    (All exercisable)
-------------------------------------------------------------------------------
John Merkent           2,000,000                          0


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information known to us with respect to the beneficial ownership of our voting stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of either class of our voting stock;

     *  John Merkent;

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 33,984,572 shares of our common stock outstanding on the date of this report. There are also 1,000,000 shares of our Class B Common Stock outstanding, each of which is entitled to 20 votes at any meeting of shareholders. Except as otherwise indicated, we believe that the beneficial owners of the voting stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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
                                                                   Aggregate
                         Amount of                   Percent        Percent
Name and Address of      Beneficial Ownership       of Class       of Voting
Beneficial Owner(1)      Common  Class B Common   Common  Class B    Power
-------------------------------------------------------------------------------
John Merkent             2,303,715(2)  1,000,000   6.8%     100%     41.3%
Ed Kelly                   850,000             -   2.5%       -       1.6%
Ralph Dickenson                  0             -   0.0%       -       0.0%
Catherine Dickenson      1,200,000(3)          -   3.5%       -       2.2%
Jerry Carlson              415,000             -   1.2%       -       0.8%
All officers and
 directors as a group
 (5 persons)             7,768,715(4)  1,000,000  22.9%     100%     51.4%

Longview Fund, LP(5)     5,200,000(6)          -  15.3%       -       9.6%
 600 Montgomery St.
 San Francisco, CA 94111

Matco, Incorporated      3,000,000             -   8.8%       -       5.6%
4602 230th Court, NW
St. Francis, MN 55070

Christine Little         2,000,000             -   5.9%       -       3.7%
281 Smith Road
Shirley, NY 11967

Kingdom Come, LLC(7)     1,900,000             -   5.6%       -       3.5%
69 Ironia Road
Mendham, NJ 07945

Christopher Benz         1,770,000             -   5.3%       -       3.3%
29 Beacon Hill Drive
Chester, NJ 07930

______________________________

(1) The address of each shareholder, unless otherwise noted, is c/o The Kingsley Coach, Inc., 25820 7th St. W, Zimmerman, MN 55398.
(2) Does not include options held by Mr. Merkent to purchase 2,000,000 shares, which have not yet vested.
(3) Includes 750,000 shares owned by DRK, Inc., of which Ms. Dickenson is a director.
(4) Includes 3,000,000 shares owned by Matco, Inc., which is owned by the Company's Corporate Secretary.
(5) Peter Benz, as Chairman and Managing Member of the General Partner of Longview Fund, LP, is the only individual with voting or investment control of the Fund.
(6) Represents 4,000,000 shares issuable upon conversion of the Convertible Note held by Longview Fund and 1,200,000 shares issuable upon exercise of the Warrant held by Longview Funds. The terms of those instruments limit conversion and exercise to 9.99% of the Company's outstanding shares. Accordingly, at the present the maximum number of shares that could be acquired and held by Longview Fund would be 3,734,153 shares.
(7) Lucinda Wei, Manager of Kingdom Come, LLC, is the only individual with voting or investment control of that entity.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2005.


                                  Number of                       Number of
                                  securities to    Weighted       securities
                                  be issued        average        remaining
                                  upon exercise    exercise       available
                                  of               price of       for future
                                  outstanding      outstanding    issuance
                                  options,         options,       under equity
                                  warrants and     warrants       compensation
                                  rights           and rights     plans
------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders..........                      0                --               0

Equity compensation plans
not approved by security
holders*.........                      0                --         347,000
                               ---------          --------       ---------
Total..............                    0                --         347,000
                               =========          ========       =========

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

 Item 12.  Certain Relationships and Related Transactions

     On April 20, 2005 Kingsley Coach entered into a Management Reorganization Agreement with Ralph Dickenson, Jeannie Michels, DRK, Inc. and John Merkent. Ralph Dickenson and Jeannie Michels were, at that time, Kingsley Coach's President and Secretary, respectively. DRK, Inc. is owned by Catherine Dickenson and George Carlson, who were members of the Board of Directors at that time. The agreement contained the following terms:

     * Mr. Merkent would be elected to the position of Chief Executive Officer of Kingsley Coach.
     * DRK sold to Mr. Merkent 1,000,000 shares of Class B Common Stock and 1,000,000 common shares for a price of $200,000.
     * Kingsley Coach agreed to employ the following individuals during the two years following the agreement at salaries ranging from $26,500 to $56,000 per year: Ralph Dickenson, Jeannie Michels, Dick Whitney, Catherine Dickenson, Jerry Carlson and George Carlson.
     * DRK agreed to transfer 250,000 Kingsley Coach common shares to each of the following: Jerry Carlson, Ed Kelly, Catherine Dickenson and George Carlson.
     * Kingsley Coach agreed to issue 250,000 shares to each of the following if s/he remained employed by Kingsley Coach on the first anniversary of the agreement: Jerry Carlson, Ed Kelly, Catherine Dickenson, and George Carlson.
     * Kingsley Coach agreed to provide Ralph Dickenson use of a Kingsley Coach during the two years following the agreement, and to reimburse his fuel and insurance costs.
     * Kingsley Coach agreed to pay Jeannie Michels $1,000 per month for two years as reimbursement for the cost of her residence in Middleburg, PA.
     * Ralph Dickenson and Jeannie Michels agreed that they would not compete with Kingsley Coach for four years after the date of the agreement.

     The Management Services Agreement was implemented on May 11, 2005, on which date Mr. Dickenson resigned from his position as Chief Executive Officer, and Mr. Merkent assumed that position.

Item 13.  Exhibit List and Reports on Form 8-K

      (a) Financial Statements

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - June 30, 2005

      Statement of Operations for the years ended June 30, 2005 and June
      30, 2004

      Statement of Stockholders Deficit for the years ended June 30, 2005 and June 30, 2004

      Statement of Cash Flows for the year ended June 30, 2005 and June
      30, 2004

      Notes to Financial Statements

      (b) Exhibit List

3-a Certificate of Incorporation, as amended through 2003 - Filed on July 23, 2001 an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-65654) and incorporated herein by reference.

3-a(1) Certificate of Amendment of Certificate of Incorporation - Filed on October 19, 2004 an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-119826) and incorporated herein by reference.

3-b By-laws - Filed on July 23, 2001 an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-65654) and incorporated herein by reference.

10-a Management Services Agreement dated May 7, 1999 with DRK, Inc. - filed on January 5, 2000 as Exhibit 10 to Kingsley Coach's
       Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

10-a(1)Modification of Management Services Agreement dated February 20,
       2003 - filed on October 10, 2003 as Exhibit Number 10-a(1) to Kingsley Coach's Annual Report on Form 10-KSB for the year ended June 30, 2003 and incorporated herein by reference.

10-b Technology Transfer Agreement dated October 26, 2001 between Matco, Incorporated and Kingsley Coach - filed on November 1, 2001 as Exhibit number 1 to the Current Report on Form 8-K dated October 26, 2001 and incorporated herein by reference.

10-c 2003 Equity Incentive Plan - filed on November 4, 2003 as Exhibit Number 4.1 to Kingsley Coach's Registration Statement on Form S-8 (333-110213) and incorporated herein by reference.

10-d 2003 Key Personnel Stock Grant Program - filed on January 2, 2004 as Exhibit Number 10-d to Kingsley Coach's Registration Statement on Form SB-2 (333-110725) and incorporated herein by reference.

10-e Convertible Note dated July 21, 2004 issued by The Kingsley Coach, Inc. to Longview Fund LP - filed on July 22, 2004 as Exhibit Number 10-b to the Current Report on Form 8-K dated July 21, 2004 and incorporated herein by reference.

10-f Common Stock Purchase Warrant dated July 21, 2004 issued by The Kingsley Coach, Inc. to Longview Fund LP - filed on July 22, 2004 as Exhibit Number 10-c to the Current Report on Form 8-K dated July 21, 2004 and incorporated herein by reference.

10-g Subscription Agreement dated January 21, 2005 between The Kingsley Coach, Inc. and Longview Equity Fund LP and Longview International Equity Fund LP - filed on January 24, 2005 as Exhibit Number 10-a to the Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference.

10-h Secured Notes dated January 21, 2005 - filed on January 24, 2005 as Exhibit Number 10-b to the Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference.

10-i Common Stock Purchase Warrants dated January 21, 2005 issued to Longview Equity Fund LP and Longview International Equity Fund LP
       - filed on January 24, 2005 as Exhibit Number 10-c to the Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference.

10-j Employment Agreement dated May 11, 2005 between The Kingsley Coach, Inc. and John Merkent - Filed on June 3, 2005 as Exhibit number 10-q to the Company's Registration Statement on Form SB-2 (File No. 333-119826) and incorporated herein by reference.

21     Subsidiaries - none


31     Rule 13a-14(a) Certification

32     Rule 13a-14(b) Certification

       (c) Reports on Form 8-K

       The Company filed one reports on Form 8-K during the three months ended June 30, 2005:

       May 11, 2005 - Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Item 14.  Principal Accountant Fees and Services

     Audit Fees

     Mantyla McReynolds billed $36,395 to the Company for professional services rendered for the audit of our 2005 financial statements and review of the financial statements included in our reports on Form 10-QSB for the first three quarters of fiscal 2005. Mantyla McReynolds billed $33,475 to the Company for professional services rendered for the audit of our 2004 financial statements and review of the financial statements included in our reports on Form 10-QSB for the first three quarters of fiscal 2004.

     Audit-Related Fees

     Mantyla McReynolds billed $10,227 to the Company in 2005 and $0 in 2004 for assurance and related services that are reasonably related to the performance of the 2005 and 2004 audit or review of the quarterly financial statements.

     Tax Fees

     Mantyla McReynolds billed to the Company $413 in fiscal 2005 and $2,761 in fiscal 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Mantyla McReynolds billed $0 to the Company in 2005 and 2004 for services not described above.

      It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
The Kingsley Coach, Inc.


We have audited the accompanying balance sheet of The Kingsley Coach, Inc., as of June 30, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Kingsley Coach, Inc. as of June 30, 2005, and the results of operations and cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception and has negative working capital which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Mantyla McReynolds
---------------------------
Mantyla McReynolds
Salt Lake City, Utah
October 12, 2005
                                                                F-1

                        The Kingsley Coach, Inc.
                              Balance Sheet
                              June 30, 2005



         ASSETS

Current Assets:
 Cash                                         $    37,092
 Accounts receivable (trade) (net of
  allowance)                                       75,739
 Accounts receivable (related party) - Note 13    452,821
 Accounts receivable (other)                       47,512
 Inventory - Note 11                            1,398,977
 Prepaid Expense - Note 13                        302,688
 Deferred Charges (Debt Issuance) - Note 10        40,231
                                                ---------
 Total Current Assets                           2,355,060

Property & Intangibles (net) - Note 8             715,905

Other Assets:
 Long-Term Portion Prepaid expense - Note 13      102,191
 Long-Term Portion Deferred Charges                11,363
                                                ---------
 Total Other Assets                               113,554
                                                ---------
 TOTAL ASSETS                                 $ 3,184,519
                                                =========



              See accompanying notes to financial statements

                         The Kingsley Coach, Inc.
                          Balance Sheet [continued]
                                June 30, 2005

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable                             $   882,920
 Accrued liabilities                              422,810
 Customer deposits - Note 5                     1,230,503
 Unearned revenue - Note 14                       270,000
 Short-Term Notes Payable - Note 10               634,373
 Current portion long-term debt - Note 10          72,042
                                                ---------
 Total Current Liabilities                      3,512,648

Long-Term Liabilities:
 Notes payable - Note 10                        1,486,963
 Note payable - shareholder - Note 4               38,000
 Less current portion long-term debt              (72,042)
                                                ---------
 Total Long-Term Liabilities                    1,452,921
                                                ---------

 Total Liabilities                              4,965,569

Stockholders' Deficit - Notes 6,7,13,15 & 16
 Preferred stock, $.0001 par value;
  authorized 5,000,000 shares; issued
  and outstanding -0- shares                            0
 Common stock, $.00001 par value;
  authorized 100,000,000 shares;
  issued and outstanding 33,984,572
  shares                                              339
 Common Stock, $.00001 par value class B;
  authorized 1,000,000 shares; issued and
  outstanding 1,000,000 shares                         10
 Additional paid-in capital                     4,805,538
 Accumulated Deficit                           (6,586,937)
                                                ---------
 Total Stockholders' Deficit                   (1,781,050)
                                                ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $ 3,184,519
                                                =========

See accompanying notes to financial statements

                                                                F-3

                          The Kingsley Coach, Inc.
                          Statements of Operations
         For the years ended June 30, 2005 and 2004 (2004 restated)


                                           2005           2004
                                        ---------      ----------
                                                       (Restated)

Revenues:
 Sales                                 $ 4,838,264    $ 3,606,392

 Cost of Sales                          (3,845,855)    (2,913,603)
                                         ---------      ---------
 Gross Margin                              992,409        692,789

General and administrative expenses      1,449,940      1,983,875

Research and development                         0        204,000
                                         ---------      ---------
Net Income/(Loss) from Operations         (457,531)    (1,495,086)

Other Income/(Expense):

 Other income                                3,900          3,947

 Loss on Impairment of Asset               (50,000)             0

 Interest expense                         (121,543)       (68,033)
                                         ---------      ---------
 Total Other Income/(Expense)             (167,643)       (64,086)
                                         ---------      ---------

Net Income/(Loss) Before Taxes            (625,174)    (1,559,172)

Income taxes                                     0              0
                                         ---------      ---------

Net Income/(Loss)                      $  (625,174)   $(1,559,172)
                                         =========      =========
Income/(Loss) Per Share basic and
 diluted                               $     (0.02)   $     (0.07)
                                         =========      =========

Weighted Average Shares Outstanding     32,466,172     21,923,128
                                        ==========     ==========


See accompanying notes to financial statements.

                                                                F-4

                           The Kingsley Coach, Inc.
                     Statements of Stockholders' Deficit
         For the years ended June 30, 2005 and 2004 (2004 restated)

                                            Class B            Additional               Total
                          Shares   Common   Common   Treasury  Paid-in     Accumulated  Stockholders'
                          Issued   Stock    Stock    Stock     Capital     Deficit      Deficit
-----------------------------------------------------------------------------------------------------

Balance, June 30, 2003  17,383,072  174              (14,000)  2,875,085  (4,402,591)  (1,541,332)

Issued shares for
 services at $.10
 per share               2,603,000   26                          260,274                  260,300

Issued shares to
 settle debt at $.10
 per share                  30,000    0                            3,000                    3,000

Issued shares to
 settle debt at par        300,000    3                                0                        3

Adjustment to paid
 in capital  to
 settle debt at $.12             0    0                           23,532                   23,532

Isued shares for
 service contracts
 at $.10 per share       3,000,000   30                          299,970                  300,000

Issued shares for
 cash at $.10 per
 share                   6,120,000   61                          611,939                  612,000

Issued shares for
 cash at $.12 per
 share                     100,000    1                           11,999                   12,000

Issued shares for
 cash at $0.15 per
 share                     500,000    5                           74,995                   75,000

Issued shares for
 exercised options
 at $.12 and $.15
 per share               3,000,000   30                          404,970                  405,000

Issued shares for
 marketing contract
 at $.10 per share         600,000    6                           59,994                   60,000

Issued shares for
 payment of rent at
 $.13                       50,000    1                            6,499                    6,500

Issued shares to
 pay interest on
 debt at $.15              115,385    1                           17,307                   17,308

Shares cancelled
 during year                (2,385)  (1)                            (238)                    (239)

Net loss for the
 twelve months ended
 June 30, 2004                                                            (1,559,172)  (1,559,172)
                        -------------------------------------------------------------------------
Balance, June 30, 2004  33,799,072  337           0  (14,000)  4,649,326  (5,961,763)  (1,326,100)


                    See accompanying notes to financial statements.

                                                                F-5


                             The Kingsley Coach, Inc.
                 Statements of Stockholders' Deficit (continued)
           For the years ended June 30, 2005 and 2004 (2004 restated)

                                            Class B            Additional               Total
                          Shares   Common   Common   Treasury  Paid-in     Accumulated  Stockholders'
                          Issued   Stock    Stock    Stock     Capital     Deficit      Deficit
-----------------------------------------------------------------------------------------------------
Balance, June 30, 2004  33,799,072  337           0  (14,000)  4,649,326  (5,961,763)  (1,326,100)

Shares cancelled
 during year ($.10)       (650,000)  (7)                         (64,993)                 (65,000)

Shares cancelled
 during year ($.13
 and $.15)                (464,500)  (5)                         (68,530)                 (68,535)

Treasury shares
 cancelled during
 year                            0    0               14,000     (14,000)                       0

Shares exchanged
 for Class B Common
 Stock                  (1,000,000) (10)         10                    0                        0

Issued shares for
 services at $.15
 per share                  50,000    1                            7,499                    7,500

Issued shares for
 service contract
 at $.09 per share       1,900,000   19                          170,981                  171,000

Issued shares for
 services at $.126
 per share                 350,000    4                           44,096                   44,100

Issued 1,220,000
 warrants attached
 to convertible
 debt valued at
 $.022 using Black-
 Scholes                         0    0                           26,971                   26,971

Reduction to
 exercise price on
 610,000 warrants
 valued at $.012
 using Black-
 Scholes                         0    0                            7,127                    7,127

Issued 1,500,000
 warrants attached
 to convertible
 debt valued at
 $.014 using Black-
 Scholes                         0    0                           20,836                   20,836

Office equipment
 contributed by
 employee                        0    0                           26,225                   26,225

Net loss for the
 twelve months
 ended June 30,
 2005                                                                       (625,174)    (625,174)
                        --------------------------------------------------------------------------
Balance, June 30, 2005  33,984,572  339          10        0   4,805,538  (6,586,937)  (1,781,050)
                        =========================================================================


                 See accompanying notes to financial statements.
                                                                F-6
                           The Kingsley Coach, Inc.
                           Statements of Cash Flows
          For the years ended June 30, 2005 and 2004 (2004 restated)


                                           2005           2004
                                        ---------      ----------
                                                       (Restated)

Cash Flows Provided by/(Used for) Operating
 Activities

 Net Income/(Loss)                      $ (625,174)    $(1,559,172)

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Depreciation and amortization             46,425          86,884
  Impairment of inventory                   50,000          14,164
  Provision for doubtful accounts                0          20,064
  Issued stock for services/expenses       156,212         416,869
  Decrease (increase) in prepaid
   and other expenses                     (192,823)        130,293
  Decrease (increase) in accounts
   receivable                             (260,678)       (320,894)
  Decrease (increase) in inventory        (740,083)         25,723
  Increase (decrease)in accounts payable   562,470        (692,140)
  Increase in other current liabilities    152,712        (196,594)
  Increase (decrease)in customer deposits  156,129         517,242
                                          --------       ---------
  Net Cash Provided by/(used for)
    Operating Activities                  (694,810)     (1,557,561)
                                          --------       ---------
Cash Flows Provided by/(Used for) Investing
 Activities
 Acquisition of property and equipment    (295,771)        (47,154)
                                          --------       ---------
 Net Cash Used for Investing Activities   (295,771)        (47,154)
                                          --------       ---------
Cash Flows Provided by/(Used for)
 Financing Activities
 Issued stock for cash                           0       1,097,535
 Principal increase (decrease) on
  notes payable                          1,287,617         790,915
 Principal payments/reductions            (305,199)       (238,480)
                                         ---------       ---------
 Net Cash Provided by/(Used for)
  Financing Activities                     982,418       1,649,970
                                         ---------       ---------
Net Increase/(Decrease) in Cash             (8,163)         45,255

Beginning Cash Balance                      45,255               0
                                         ---------       ---------
Ending Cash Balance                     $   37,092     $    45,255
                                         =========       =========

Supplemental Disclosures
 Interest paid                          $  121,543     $    50,725
 Income taxes paid                               0               0
 Stock issued for assets                   171,000         260,000




             See accompanying notes to financial statements.

                                                                F-7
                           THE KINGSLEY COACH, INC.
                        Notes to Financial Statements
                                June 30, 2005


Note 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  Organization

          The Kingsley Coach, Inc., ("Company"), a Delaware corporation, is a manufacturer of customized luxury recreational and commercial vehicles known as The Kingsley Coach. The Company's manufacturing takes place in Zimmerman, Minnesota and in Middleburg, Pennsylvania. Marketing, through trade magazine or via the Internet, is not limited to any specific geographic location.

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

          (c)  Net Income or Loss Per Common Share

          Net loss or income per common share is based on the weighted-average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Because the Company incurred losses for the years ended June 30, 2005 and 2004, the effect of options totaling 10,729,712 equivalent shares for each year has been excluded from the loss per share computation since the impact would be anti-dilutive.

          (d)  Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in banks to be cash. The Company had a cash balance of $37,092 at June 30, 2005.

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

          (f)  Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided using the straight-line and the declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.
                                                                F-8
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

          (g)  Inventory

          Inventory consists of parts, work-in-process, and finished units. Inventory is valued at the lower of cost or market using the first-in first-out (FIFO) costing method.

          (h)  Revenue recognition/accounts receivable/deferred revenue

          The Company recognizes revenues in accordance with the
          Securities and Exchange Commission Staff Accounting Bulletin
          (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies
          application of    U.S. generally accepted accounting principles
          to revenue transactions. The Company recognizes revenue on vehicle sales upon delivery of the product to the customer.
          Any additional obligations related to the product, such as service agreements, are negotiated under a separate contract; revenue from these items is recognized over the period of service as commitments are satisfied. The Company records an account receivable for revenue earned but net yet collected. An allowance for bad debt has been provided based on estimated losses. For revenue received in advance of services, the Company records a current liability classified as either deferred revenue or customer deposits.

          (i)  Impairment of Long-Lived Assets

          The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company made an adjustment to a Demonstrator Kingsley unit for impairment in the amount of $50,000 through June 30, 2005. The impairment on this unit was determined by the sale price that occurred subsequent to the balance sheet date. As of June 30, 2005, this unit was recorded in inventory.

          (j)  Recent Pronouncements

          In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment," FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over th remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its results and financial position.

          (k) Research and Development

          The Company believes continual investment in research and development is critical to facilitate innovation of new and improved products and technologies. Research and development costs are expensed as incurred.

                                                                F-9
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

Note 2    LIQUIDITY

          The Company has accumulated losses through June 30, 2005 amounting to $6,586,937, and has a net working capital deficiency of $1,157,588 at June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management believes that it has improved its productivity by adding key management and a new production team. Further, the Company believes that by expanding manufacturing facilities in fiscal year 2005 it has positioned itself for increased productivity in future years.

          The Company has been able to raise money from an institutional investor and has issued a warrant for shares of common stock in order to raise additional money. Further, the Company has begun successfully pricing new Kingsley orders at an increased gross profit margin and has arranged for outside customer financing. Management plans may include additional issuances of shares of common stock for production capital. If Management is unable to carry out its plans, there may be an unfavorable outcome to the Company's financial position. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3    INCOME TAXES

          No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations in prior years, against which it intends to offset future earnings.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2005 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.


          Deferred tax assets        Balance          Tax           Rate
          --------------------------------------------------------------
          Loss carryforward (expires
           through 2025)             $5,031,455    $1,710,695        34%

             Valuation allowance                  ($1,710,695)
                                                    ---------

          Deferred tax asset                       $        0
                                                    =========

          The valuation allowance has increased $212,559 from $1,498,136 in the prior year.

          Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:


                                                2005          2004
          ---------------------------------------------------------
          Statutory Rate                        (34%)         (34%)

          Effects of:

            Valuation allowance and other        34%           34%
                                               ----          ----
          Reported provision for income taxes     0%            0%
                                               ====          ====

                                                                F-10
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

Note 4    RELATED PARTY TRANSACTIONS/STOCKHOLDER  LOANS

          During the year ended June 30, 2002, an officer of the Company obtained a loan on behalf of the Company of $235,000. $50,000 of the loan was used to satisfy a pre-existing related party loan. The remaining $185,000 was used as operating capital. The loan agreement provides for monthly payments to a bank of $7,000, including interest at 5.25% until paid in full. As of June 30, 2005, no balance remains on this loan.

          During the year ended June 30, 2005, a shareholder related to an officer of the Company loaned the Company $58,000 for the Company to finance leasehold improvements necessary to put the new manufacturing facilities into service in Zimmerman, MN. As of June 30, 2005 the note has a balance of $38,000, bears no interest and is payable at a rate of $2,500 per month until paid in full.


Note 5    CUSTOMER DEPOSITS

          When a customer signs a contract to have the Company manufacture a Kingsley Coach ("Coach"), a deposit or down payment is required of the customer. The amount of deposit varies based on the terms of the contract. The Company treats these deposits as unearned revenue until the Coach is delivered to the customer. Generally, these deposits are refundable less any engineering charges incurred. At June 30, 2005, deposits had been collected on approximately thirteen Coaches in various stages of completion.


Note 6    PREFERRED STOCK

          The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of $.0001 par value preferred stock. The Board of Directors may issue the shares in series and may designate the powers, preferences and rights of such shares by resolution, without the vote of stockholders. No shares are issued and outstanding as of June 30, 2005.


Note 7    ISSUANCE OF STOCK/CAPITAL CONTRIBUTIONS

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

          In November 2003, the Company issued 300,000 shares of common stock relating to existing promissory notes. The agreement provided for a reduction to the notes in an amount equal to the shareholders' proceeds from the sale of the stock. Any shortfall in proceeds would be convertible into common stock at the option of the noteholder at a conversion rate of $.25 per

                                                                F-11
                           THE KINGSLEY COACH, INC.
                        Notes to Financial Statements
                                June 30, 2005

          share. According to Statements of Financial Accounting Standards (SFAS) 123(R), Share Based Payment, stock issuances shall be valued at the more reliable measure of either the fair value of the stock or the consideration received by the Company. For this issuance of stock, the Company determined the consideration received to be the more reliable measure. However, according to the agreement, the Company does not receive any consideration, the form of which being a reduction to debt, until the stock recipient sales the shares. Therefore, the issuance of the stock was initially recorded at par value, as a reduction to debt and an increase to common stock. Upon the sale of the shares, the Company will reduce the liability and increase additional paid in capital in the amount of the proceeds from the shareholders' stock sales. During April 2004,a stockholder sold 200,000 of these shares for proceeds of $23,532, or approximately $.12 per share. This sale reduced the note balance and increased additional paid in capital.

          In November 2003 the Company issued 50,000 shares of common stock to a landlord in consideration of payment for rent expense. The shares were issued at the market value of $0.13 per share and the corresponding rent expense of $6,500 was recognized.

          In November 2003 the Company issued 115,385 shares of common stock to an investor in consideration of payment for accrued interest expense on an outstanding note payable. The shares were issued at $0.15, the market value as of the date of issuance, and the interest expense of $17,308 was recognized.

          In December 2003 the Company issued 1,000,000 shares of restricted common stock to an individual at a market rate of $0.10 per share in consideration of his undertaking to provide certain consulting services for the Company.

          From January through March 2004 the Company sold 6,120,000 shares of common stock to individuals at $0.10 per share for an aggregated market purchase price of $612,000.

          In March 2004 the Company issued a total of 1,980,000 shares of restricted common stock to twenty of its employees in consideration of their services to the Company. The market value of the shares on the date of issuance ($0.10 per share) was recorded as compensation expense.

          In April 2004 the Company issued 3,000,000 shares of common stock to investors for cash in accordance with a stock purchase agreement. 1,500,000 shares were issued at a market value of $0.12 per share and the remaining 1,500,000 shares were issued at market at $0.15 per share.

          In April 2004 the Company issued 100,000 shares of common stock to an individual for cash at $0.12 per share for an aggregated market purchase price of $12,000.

          Pursuant to a private offering subscription agreement, the Company issued 500,000 unregistered shares of common stock to an individual for cash. The shares were valued at market at $0.15 per share for a total of $75,000.

          On June 18, 2004 the Company entered into a consulting agreement with an individual to provide strategic planning, marketing and computer services. The contract terminates on June 18, 2006. Under the terms of the contract, the Company has issued 2,000,000 restricted shares of common stock. The stock was valued at $0.10 per share, which approximates the fair value of services. Inasmuch as the contract covers a two year period, the Company capitalized $200,000 as a prepaid expense to be amortized over the contract period.

          The Company entered an agreement with a consulting group for the purpose of shareholder communications and management. The Company agreed to pay $25,000 in cash plus 600,000 restricted

                                                                F-12
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

          shares of common stock valued at $0.10 per share, which approximates the market value of the shares. The contract expired in May of 2005. The issuance of these shares was cancelled due to a failure of the group to provide services to the Company by the contract expiration date.

          On August 20, 2004 the Company entered into an Exchange Agreement with DRK, Inc., a related party. The Company issued 1,000,000 shares of Class B Common Stock in exchange for 1,000,000 shares of Common Stock owned by DRK, Inc. The Class B Common Stock is restricted from transfer without specific approval of the Board of Directors of the Company. The preferences, limitation and rights of a holder of a share of Class B Common Stock are identical to the preferences, limitations and rights of a holder of a share of Common Stock, except that the number of votes which may be cast equals twenty times the number of shares of Common Stock into which the holder's Class B Common Stock could be converted on the record date for the meeting or shareholder action. The holder of each share of Class B Common Stock has the right to convert that share of Class B Common Stock into one fully-paid and non-assessable share of Common Stock.

          In November 2004 the Company cancelled 50,000 shares of common stock originally issued for services at $0.10 per share due to the fact that the agreed upon services were never performed.

          From November 2004 to April 2005, the Company cancelled 464,500 shares of common stock issued to employees for compensation. The employees ceased to be employed by the Company before the certificates could be issued to them and before the corresponding compensation could be earned. 57,000 of the shares were originally issued at $0.13 per share, with the remaining 407,500 issued at $0.15 per share.

          In December 2004 the Company issued 50,000 share of common stock to two employees for compensation. The shares were issued at market value of $0.15 per share and the corresponding compensation expense of $7,500 was recognized.

          In January 2005 the Company issued 350,000 restricted shares of its common stock to Members of the Board and Officers in consideration of their services on behalf of the Company. The issuance of shares was recorded on the Company's books at $0.126 per share, or $44,100, which approximates fair market value on that date.

          In April of 2005, the Company issued 1,900,000 restricted shares of common stock to a consultant for services valued at $0.09 per share, or $171,000, which approximates fair market value of the services on that date. The services are to be performed during the time frame of April 2005 to April 2007.

          In April of 2005, an employee of the Company made a capital contribution to the Company of office equipment valued at $26,225.

          During the year ended June 30, 2005 all 200,000 shares of treasury stock were cancelled.

                                                                F-13
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

Note 8    PROPERTY AND INTANGIBLES

          The major classes of assets as of the balance sheet date are as follows:
                                           Accumulated     Net
          Asset Class             Cost     Depr/Amort      Book   Method/Life
          ---------------------------------------------------------------------
          Furniture             $    3,702  $ ( 2,283)  $   1,419   MACRS/7
          Electronic Equipment      46,425    (14,623)     31,802   MACRS/5
          Tools                    136,907   (106,732)     30,175   MACRS/5
          Leasehold Improvements   233,412    (11,903)    221,509   SL/39
          Intangible property      647,140   (216,140)    431,000   Per unit
                                 ---------   --------    --------    produced
          Total                 $1,067,586  $(351,681)  $ 715,905
                                 =========    =======    ========


          Depreciation and amortization expense was $46,425 and $86,884 for the years ended June 30, 2005 and 2004, respectively. The intangible property is further summarized below:


          Description          Cost      Amortization  Net Book
          -----------------------------------------------------------------
          Sleeper technology  $ 150,000  $  (6,000)   $ 144,000
          Lift technology       400,000   (113,000)     287,000
                               --------   --------     --------
                              $ 550,000  $(119,000)   $ 431,000
                               ========   ========     ========

          The Company amortizes the lift technology and the sleeper technology at a rate of $8,000 and $3,000 per unit produced, respectively. Management believes that the amortization rates best reflect the use of the economic benefits that apply to these technologies and expects that once the amortization is complete, new technologies will need to be developed to replace the current technologies. The rates were calculated by estimating the total number of units that will be produced in future years.

Note 9    PLANT LEASE

          In July 2002 the Company acquired a new facility in Middleburg, PA. The lease for that facility (approximately 10,000 square feet) has a term of 3 years, and has a base monthly rent of $1,900 per month. Subsequent to July 2005, the Company is on a month-to-month arrangement.

          From October 2002 until September 2004, the Company leased a 26,000 square foot production facility in Ramsey, Minnesota. The Ramsey facility was used for engineering and design, as well as for a portion of the Company's fabrication activities. The monthly rental was $4,500 for a three year term through 2005; either party was able to cancel the lease with 30 days prior notice.
                                                                F-14
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

          In September 2004, the Company vacated the Ramsey facility and leased a 16,800 square foot production facility in Zimmerman, Minnesota. The Zimmerman facility is used for engineering, design, sales and full production activities. The payment for this facility is $3,500 per month, which is applied as $1,000 towards rent and $2,500 towards a two year Note Payable. The note is for the amount the landlord paid for the improvements on the existing building on behalf of the Company. Rent expense for the years ended June 30, 2005 and 2004 was $70,900 and $107,778, respectively.


Note 10   NOTES PAYABLE

          A relative of a director of the Company has purchased several Kingsley Coaches. In 1998, he sold two back to the Company in exchange for a note. In December 2002, one of the Coaches was sold and the note payable was reduced. The remaining portion of the note, dated May 1, 1998, bears interest at 9% and has a monthly payment of $3,503.46. The balance due as of June 30, 2005, is $105,196.09. The remaining Kingsley Coach is still owned by the Company as of June 30, 2005. It is being used as a demonstrator model and is available for sale.

          In December of 2002, the Company negotiated a loan from a current supplier of fabricated Kingsley bodies in the amount of $200,000. The Company is repaying the loan at the rate of $7,500 per body acquired from the supplier until the balance is paid in full. During the fiscal year ended June 30, 2004, the note payable was increased through an agreement to refinance additional trade payable amounts into the note. At that time the supplier required that an additional payment of $5,000 be paid per body delivered. The Note was reduced during the fiscal
          year ended June 30, 2005 from $553,774 to $433,702.   (See Note
          15 - Subsequent Events).

          In September 2003, the Company issued 10% Convertible Debentures to two individuals in the aggregate principal amount of $60,000 that are due on September 30, 2006. They bear interest at 10% per annum payable quarterly. The holders of the Debentures may convert the principal amount of the Debentures into common stock at any time at a conversion rate of $.259 per share. Kingsley Coach may force conversion at that rate if the closing bid price of its common stock equals or exceeds $.594 for five consecutive trading days. The conversion rate (and the trigger for forced conversion) will be reduced if Kingsley Coach issues any equity instruments for consideration valued at less than $.259 per share of common stock. One of the Debentures has a special anti-dilution provision. If the closing bid price of the common stock is $.08 or less for five consecutive trading days, the holder of that Debenture may accelerate the payment date of the Debenture. In that event, Kingsley Coach would be required to either pay the principal amount of the Debenture ($50,000) and all accrued interest within two business days or issue 1,250,000 shares of common stock to the holder. During the next thirty trading days the holder would be required to liquidate those shares, and the proceeds would be an offset to Kingsley Coach's liability under the Debenture. The holder would then return to Kingsley Coach any shares remaining after those thirty trading days (see Note 15 - Subsequent Events).

          The Company has issued a 10% promissory note in the amount of $50,000, payable to an investment group on September 30, 2006. Interest for the period from the date of issuance to the maturity date was prepaid by the Company's issuance of 100,000 shares of common stock valued at $0.15 per share.

          In 2001 the Company received a deposit from a customer. Subsequently the two parties agreed to repayment of the deposit to the customer. In 2003 the Company became in default of the agreement and payment was demanded. As a result of a settlement agreement with a the customer, the Company has recorded a note payable to the individual. The terms of the agreement require payments of $3,500 per month until paid in full. With the execution of the agreement, the Company issued 200,000 shares of common stock. Upon registration of the shares by the Company, the individual sold the shares, and the

                                                                F-15
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

          proceeds were applied as a reduction in the principal amount due. The balance due and payable as of June 30, 2005 is $54,349. At the option of the creditor, the Company may pay the unpaid balance in the form of Company common stock at the value of $0.25 per share.

          An individual has advanced $49,000 to the Company in the form of a loan payable on demand and bearing interest at 8%.

          The Company has recorded a note payable to a former director. As of June 30, 2005 the note has a balance of $69,953, bears no interest and is payable at a rate of $1,000 per month until paid in full.

          In November of 2003, the Company issued notes payable for $98,000, convertible into common stock at $0.25 per share. A portion of the note ($55,000 bearing interest at 8% per annum) is related to a customer deposit that was to be returned due to the order being cancelled. The other portion of the note ($43,000 bearing 0% interest) is related to commission due to the note holder. As of June 30, 2005, the outstanding balance on these notes was $73,000, collectively. (See Note 15 - Subsequent Events)

          In July 2004 the Company closed the sale of two identical Convertible Notes and Common Stock Purchase Warrants. The Convertible Notes have principal amounts of $600,000 and $10,000, which are payable on July 21, 2006. The Notes bear interest at 8% per annum. The principal and/or interest due on the Note are convertible at the holder's option into shares of the Company's Common Stock at a conversion rate of $0.15 per share. If the Company sells any common shares or derivatives for a price less than $0.15 per share, the conversion rate in the Note will be reduced to equal the lower price.

          The warrants that were sold with the Convertible Debentures afford the holder the right to purchase 1,220,000 common shares at $0.20 per share through July 21, 2009. If the Company sells any common shares or derivatives for a price less than $0.20 per share, the exercise price of the warrants will be reduced to equal that lower price.

          The Company determined the fair value of the warrants utilizing the Black-Scholes option pricing model and the minimum value method. The minimum value method was considered to be appropriate due to the low-volume at which the Company's shares trade on a daily basis. Management believes that the low trading volume does not provide the Company with sufficient data to be able to calculate a meaningful volatility. The value of the Warrants was calculated to be $26,971 and was accounted for according to EITF 00-27, as a discount to the convertible debt and an increase to additional paid in capital. This discount will be amortized and expensed to interest expense over the two-year term of the notes.

          The terms of the agreements also state that if Kingsley Coach sells any common shares or derivatives for a price less than $.20 per share, the exercise price of the Warrants will be reduced to equal that lower price. Therefore, the January 21, 2005 (see below) sale of warrants exercisable at $.15 caused a revision of the exercise price of the July 2004 warrants to $.15. In lieu of that full revision, Kingsley Coach and the holder agreed that one-half of the July 2004 warrants (exercisable for 610,000 shares) would be revised to be exercisable at $.15 and the remainder (exercisable for 610,000 shares) would retain their $.20 exercise price. According to FAS 123, the reduction of the exercise price increases the value of the warrants to the holder. As such, additional compensation must be recognized for the difference between the fair value of the modified option and the current value of the original option at January 21, 2005. The Company used the Black-Scholes method to calculate each of these values, for a difference of $7,127. This additional compensation cost was accounted for according to EITF 00-27, by increasing the discount on the convertible debt and increasing additional paid in capital. This discount will be amortized and expensed to interest expense over the remaining life of the convertible debt.
                                                                F-16
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

          Kingsley Coach realized net cash proceeds of approximately $575,000 from the sale of the Debentures and Warrants, after payment of the expenses of the offering. The debt issuance costs of approximately $35,000 were capitalized as an other asset and will be amortized to general and administrative expense over the two-year term of the notes.

          On January 21, 2005 Kingsley Coach closed the sale of a Secured Note and Common Stock Purchase Warrants to Longview Equity Fund
          LP and Longview International Equity Fund LP. The gross purchase price paid for the securities was $500,000. The
          Secured Note bears interest at 12% per annum, payable quarterly. The principal is due on October 21, 2005 or, if earlier, on the date on which Kingsley Coach receives proceeds from the sale of a command post vehicle to the Maryland
          Department of State Police. The Secured Note is secured by a pledge of all of Kingsley Coach's assets. The Warrants afford the investors the right to purchase 1,500,000 shares of Kingsley Coach common stock at $.15 per share through January 21, 2010. If Kingsley Coach sells any common shares or derivatives for a price less than $.15 per share, the exercise price of the Warrants will be reduced to equal that lower price. The minimum value method was considered to be appropriate due to the low-volume at which the Company's shares trade on a daily basis. Management believes that the low trading volume does not provide the Company with sufficient data to be able to calculate a meaningful volatility. The Company determined the fair value of the Warrants utilizing the Black-Scholes option pricing model and the minimum value method. The value of the Warrants was calculated to be $20,836 and was accounted for according to EITF 00-27, as a discount to the convertible debt and an increase to additional paid in capital. This discount will be amortized and expensed to interest expense over the two-year term of the notes.

          Kingsley Coach realized net cash proceeds of approximately $454,550 from the sale of the Debentures and Warrants, after payment of the expenses of the offering. The debt issuance costs of approximately $45,450 were capitalized as an other asset and will be amortized to general and administrative expense over the two-year term of the notes.

          In November of 2004, the Company received a $150,000 loan from an individual. The loan bears interest at a rate of 8% and is due 180 days after the receipt of the loan. In July of 2005 the short-term note was paid in full.

          Scheduled maturities on these notes plus the related party notes described in Note 4 are as follows:

             Year Ending June 30:     Related   Other Notes
                                       Party     Payable       Amount
                                     ---------  -----------  ----------
                            2006     $  30,000  $  676,415   $  706,415
                            2007         8,000     169,042      177,042
                            2008             0     100,461      100,461
                            2009             0     390,702      390,702
                 2010 and thereafter         0     784,716      784,716
                                       -------    --------     --------
                                     $  38,000  $2,121,336   $2,159,336
                                       =======   =========    =========

                                                                F-17
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

Note 11   INVENTORY

          As of June 30, 2005, inventory consists of parts, work-in-process, and finished units. Most parts are purchased and charged to specific jobs. However, other items are purchased in bulk and can be used on all Coaches. As of June 30, 2005, cost of parts approximates market value and no adjustment has been recorded. Work-in-process inventory consists of several Coaches at various stages of production. There are currently no finished units except for one Coach, which it is holding for sale. The Coach is occasionally used as a demonstrator unit, as such the sale of the Coach is not actively promoted. The asset has been recorded at the lower of cost or fair value less any estimated costs to sell, which is currently $130,000. The Company periodically tests the book value to ensure that it is appropriately valued. During the fiscal year ended June 30, 2005, the Company recognized an impairment charge of $50,000, which is included in other income/expense for the year. Total inventory as of June 30, 2005 is as follows:


          Parts inventory            $   174,163
          Work-in-process              1,094,814
          Finished units                 130,000
                                       ---------
                                     $ 1,398,977
                                       =========

Note 12   LEGAL CONTINGENCIES

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. As of June 30, 2005, there are no known outstanding lawsuits which would require additional disclosure or accrual of liability (see Note 15 - Subsequent Events).


Note 13   PREPAID EXPENSES/RELATED PARTY RECEIVABLE/TREASURY STOCK

          As discussed in Note 7, the Company entered into two consulting agreements which provide for services to be performed over the next two years. One contract began in June of 2004 and has a value of $200,000 which is amortized straight line at $8,333 per month over 24 months with a remaining unamortized balance of $100,000 as of June 30, 2005. The other contract began in April 2005 and has a value of $171,000 which is amortized straight line over 24 months at a rate of $7,125 per month with a remaining unamortized balance of $149,625.

          In January of 2005 the Company entered into an agreement with a customer which provides marketing services to be performed over two years for $130,511. This contract will be amortized straight line at $5,438 per month. The current and long term portions of this balance as of June 30, 2005 are $65,256 and $48,942, respectively.

          During fiscal year 2005 the company entered into an agreement with a customer to settle the customer's outstanding balance due of $41,056 by issuing the customer a $5,000 credit for commissions for each coach sale he successfully refers to the Company. These credits will be applied to the balance of the receivable until it is collected in full. The balance of this prepaid commission as of June 30, 2005 is $41,056.

          The Company sold a prototype Coach to a related party, whose owner is a director of the Company, for the purpose of allowing the related party to market coaches to promote sales. The unit was sold for $276,380. As of June 30, 2005 there is an outstanding receivable balance on the Note of $266,380. The balance is due on demand and is non-interest bearing. Additionally, during fiscal year 2005 this same related party was advanced funds to assist with their operations in the amount of $186,44, which is repayable in cash or future marketing commissions.

                                                                 F-18
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

Note 14   PURCHASE AGREEMENT

          On December 28, 1999, the Company signed a purchase agreement with a trucking company which paid to the Company a deposit of $300,000 ($6,000 for 50 units). The Company agreed to reserve order slots for production of Kingsley Coaches over an original eighteen (18) month period. The Company continues to make order slots available to the trucking company but no orders have been placed. As with other deposits discussed in Note 5, this deposit would likely be refunded through some installment or payment plan, if requested. No such request, nor repayment plan has been negotiated. The current deposit balance is $270,000.

Note 15   SUBSEQUENT EVENTS

          In July of 2005 the Company signed a rental agreement for an additional building that is located adjacent to their current facility in Zimmerman, MN. The square footage of the new building is 5,800 with a monthly rental payment of $1,500. The facility is currently used for assembly of coach bodies.

          In July of 2005 the $50,000 Note Payable was called due by the creditor. The Company is in the process of paying the debt.

          In July of 2005 a supplier filed a civil action in attempt to collect the Notes Payable for $55,000 and $378,702. In August of 2005 the Company filed affirmative defenses and counter claims to the allegations bought by the supplier.

          In August of 2005 the Company negotiated a settlement of a Note Payable from $73,000 down to $36,000 with an agreement to make three equal monthly payments of $12,000 by November 1, 2005.

Note 16   RESTATEMENT OF PRIOR PERIOD RESULTS

          The Company has restated its financial results for the year ended June 30, 2004 to correct a number of errors. The impact of these adjustments on the Company's financial results as previously reported is summarized below, along with a brief summary of the nature and amounts of the errors corrected:.

                                             Year Ended June 30, 2004
                                       ---------------------------------------
                                       As Previously Reported    As Restated

          Balance Sheet
           Common Stock                    $        305          $        337
           Additional Paid in Capital      $  4,313,789          $  4,649,326
           Accumulated Deficit             $ (5,626,194)         $ (5,961,763)
           Total Stockholders' Deficit     $ (1,326,100)         $ (1,326,100)
           Total Liabilities and
             Stockholders' Deficit         $  1,799,752          $  1,799,752

                                                                 F-19
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005
                                                                 F-19
                          THE KINGSLEY COACH, INC.
                       Notes to Financial Statements
                                June 30, 2005

          Statements of Operations
           General and Administrative
            Expense                        $  1,665,614          $  1,983,875
           Net income / (loss) from
            operations                     $ (1,176,825)         $ (1,495,086)
           Interest Expense                $    (50,725)         $    (68,033)
           Net income / (loss)             $ (1,223,603)         $ (1,559,172)
           Income/(Loss) per share -
            basic and diluted              $      (0.06)         $      (0.07)
           Weighted Average Shares
            Outstanding                      21,480,337            21,923,128

          Statements of Stockholders'
           Deficit
           Shares Issued                     30,536,072            33,799,072
           Common Stock                    $        305          $        337
           Paid in capital                 $  4,313,789          $  4,649,326
           Accumulated Deficit             $ (5,626,194)         $ (5,961,763)
           Total Stockholders' Deficit     $ (1,326,100)         $ (1,326,100)

           Statements of Cash Flows
            Net Income/(Loss)              $ (1,223,603)         $ (1,559,172)
            Issued Stock for services/
             expenses                      $    393,300          $    416,869
            Net Cash Provided by/
             (used for) Operating
             Activities                    $ (1,245,561)         $(15,571,561)
             Issued stock for cash         $    785,535          $ (1,097,535)
             Net Cash Provided by/
              (used for) Financing
              Activities                   $  1,337,970          $  1,649,970



          Between February and May of 2004 the Company issued 3,100,000 shares of common stock to three individuals for cash. The issuances of these shares were as follows: 3,000,000 for $0.10 and 100,000 for $0.12, for a total cash consideration received of $312,000. Upon receipt of the cash, the issuances were inaccurately recorded as a reduction to General and Administrative expense. The expense account was corrected with the restatement, and those amounts have been properly recognized as common stock outstanding and paid in capital in the amounts of $31 and $311,969, respectively.

          Between July and November of 2003 the Company issued 165,385 shares of common stock to two individuals and cancelled 2,385 shares. The issuances of these shares were as follows: 50,000 issued for $0.13, 115,385 issued for $0.15 and 2,385 cancelled at $0.10, for a total net expense recognizable of $23,569. This share activity was not previously recorded or reported by the Company. With the restatement, the expense accounts were corrected to add an additional $6,261 to general and administrative expenses and $17,308 to interest expense. The stock was also recorded with a net adjustment of $1 to common stock and $23,568 to paid in capital.

Note 17   MANAGEMENT REORGANIZATION AGREEMENT

          In April 2005 the Company entered into a Management Reorganization Agreement with its prior Chief Executive Officer, its new Chief Executive Officer, its Corporate Secretary and DRK Inc., a shareholder controlled by two members of the Company's board of directors. In the Agreement, DRK sold the Company's Class B Common Stock to the new Chief Executive Officer, and the Company consented to the transfer. Furthermore, the Company agreed to retain in its employ the prior Chief Executive Officer, the Corporate Secretary, the two owners of DRK, Inc. and two other employees for a period of two years at an aggregate annual salary of $246,644 for the six employees. The Company also agreed to issue 250,000 common shares and 250,000 common shares in one year to each of the two owners of DRK and to two other employees. None of these shares were issued before June 30, 2005. In exchange for covenants of non-competition, the Company agreed to indemnify the prior Chief Executive Officer and the Corporate Secretary against liabilities incurred in connection with their services to the Company, to provide the prior Chief Executive Officer with use of a Kingsley Coach and fuel for two years, and to reimburse the Corporate Secretary $1,000 per month for maintenance of a second residence near the Company's facility in Pennsylvania. The Company is charging the expenses incurred under the Management Reorganization Agreement to employee compensation in the periods in which they are incurred.

                                 SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 The Kingsley Coach, Inc.


                                 By: /s/ John Merkent
                                 -------------------------------------
                                 John Merkent, Chief Executive Officer

  In accordance with the Exchange Act, this Report has been signed below on October 13, 2005 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John Merkent
----------------------
John Merkent, Director
Chief Executive Officer,
Chief Accounting Officer

/s/ Ralph Dickenson
-------------------------
Ralph Dickenson, Director

-----------------------------
Catherine Dickenson, Director

/s/ Jerome Carlson
-----------------------------
Jerome Carlson,  Director

/s/ Edward Kelly
-----------------------------
Edward Kelly, Director