Form 10QSB
period 2005-09-30
KINGSLEY COACH INC
filed 2005-11-18
CIK 1026488

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-21733

                          THE KINGSLEY COACH, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

              Delaware                              23-3003600
     ------------------------------------------------------------------
     (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
      incorporation or organization)

                  25820 7th Street W., Zimmerman MN 55398
                 ----------------------------------------
                 (Address of Principal Executive Offices)

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

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 or the Exchange Act).   Yes [ ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                             November 17, 2005
                             Common Stock: 34,651,239

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                           The Kingsley Coach, Inc.
                               Balance Sheet
                             September 30, 2005
                                (Unaudited)

ASSETS

Current Assets:
 Accounts Receivable, Net                           $   126,823
 Accounts Receivable - Related Parties                  453,067
 Prepaid Expenses, Current Portion                      266,812
 Debt Issuance Costs, Current Portion                    35,855
 Inventory                                            1,430,861
                                                     ----------
 Total Current Assets                                 2,313,418

Property & Intangibles, net                             716,724

Other Assets:
 Prepaid Expenses, Net of Current Portion                75,378
 Debt Issuance Costs, Net of Current Portion              5,681
                                                     ----------
 Total Other Assets                                      81,059
                                                     ----------
Total Assets                                        $ 3,111,201
                                                     ==========


               See accompanying notes to financial statements

                         The Kingsley Coach, Inc.
                         Balance Sheet (continued)
                            September 30, 2005
                                (Unaudited)


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
 Bank Overdraft                                     $   180,758
 Accounts Payable                                       734,704
 Accrued Liabilities                                    357,154
 Notes Payable                                          530,978
 Customer Deposits                                    1,543,504
 Unearned Revenue                                       270,000
 Current Portion of Long Term Debt                      138,042
                                                     ----------
 Total Current Liabilities                            3,755,140
                                                     ----------
Long Term Liabilities:
 Notes Payable, Net of Discounts                        822,762
 Note Payable - Related Party                            49,863
 Convertible Debt                                       596,322
 Less Current Portion of Long Term Debt                (138,042)
                                                     ----------
 Total Long-term Liabilities                          1,330,905
                                                     ----------
 Total Liabilities                                    5,086,046
                                                     ----------
Stockholders' Deficit:
 Preferred Stock, $.00001 par value;
  authorized 5,000,000 shares, issued and
  outstanding -0- shares                                      -
 Common Stock, $.00001 par value; authorized
  100,000,000 shares, issued and outstanding
  34,651,239 shares                                         346
 Common Stock - Class B, $.00001 par value;
  authorized 1,000,000 shares, issued and
  outstanding 1,000,000 shares                               10
 Additional Paid-In Capital                           4,905,532
 Accumulated Deficit                                 (6,880,733)
                                                     ----------
 Total Stockholders' Deficit                         (1,974,845)
                                                     ----------
Total Liabilities & Stockholders' Deficit           $ 3,111,201
                                                     ==========

                See accompanying notes to financial statements

                         The Kingsley Coach, Inc.
                         Statements of Operations
                        For the Three Month Periods
                    ending September 30, 2005 and 2004
                               (Unaudited)

                                             Three Months Ending
                                --------------------------------------------
                                September 30, 2005        September 30, 2004
                                ------------------        ------------------
Revenue                            $ 1,728,330              $    893,921

Cost of Sales                       (1,495,574)                 (831,860)
                                    ----------                ----------
Gross Margin                           232,756                    62,061

General & Administrative Expense       495,012                   406,212
                                    ----------                ----------
Net Loss from Operations              (262,256)                 (344,151)

Other Income/(Expense):
 Other income                           14,219                         -
 Interest Expense, net                 (45,757)                  (33,339)
                                    ----------                ----------
Net other income                       (31,538)                  (33,339)

Net Loss Before Tax                   (293,794)                 (377,490)

Provision for Income Taxes                   -                         -
                                    ----------                ----------
Net Loss                           $  (293,794)             $   (377,490)
                                    ==========                ==========

Net Loss per share                 $     (0.01)             $      (0.01)
                                    ==========                ==========

Weighted Average Shares             32,466,172                31,756,072
                                    ==========                ==========


                See accompanying notes to financial statements

                          The Kingsley Coach, Inc.
                          Statements of Cash Flows
                         For the Three Month Periods
                     ending September 30, 2005 and 2004
                                (Unaudited)

                                          Three Month Period Ending
                                   -----------------------------------------
                                   September 30, 2005     September 30, 2004
                                   ------------------     ------------------

Cash Flows from Operating
 Activities:

 Net Loss                             $  (293,794)            $ (377,490)

Adjustments to reconcile net
 loss to net cash provided by/
 (used in) operating activities:

 Depreciation and amortization             19,847                  8,000
 Warrants issued for loan fees                  -                 26,971
 (Increase)/decrease in debt
  issuance costs                           10,058                      -
 (Increase)/decrease in receivables        (3,817)               (16,723)
 (Increase)/decrease in inventory         (31,885)              (465,487)
 (Increase)/decrease in prepaid
  expenses                                 62,689                 74,846
 Increase/(decrease) in current
  liabilities                             (33,114)                20,150
 Increase/(decrease) in customer
  deposits                                313,002                370,426
                                       ----------             ----------
 Net Cash from Operating Activities        42,986               (359,307)
                                       ----------             ----------
Net Cash From Investing Activities:
 Purchase of equipment                    (20,666)              (121,767)
                                       ----------             ----------
 Net Cash from Investing Activities       (20,666)              (121,767)
                                       ----------             ----------

Net Cash From Financing Activities:
 Advances and borrowing                         -                574,988
 Loan discounts                             7,164                      -
 Principal increase (reduction)          (166,576)              (138,318)
 Proceeds from the sale of stock          100,000                      -
                                       ----------             ----------
 Net Cash from Financing Activities       (59,412)               436,670
                                       ----------             ----------

Net Increase/(Decrease) in Cash           (37,092)               (44,404)

Beginning Cash Balance                     37,092                 45,397
                                       ----------             ----------
Ending Cash Balance                   $         0            $       993
                                       ==========             ==========

Supplemental Disclosures:
 Interest Paid                        $    40,880            $     6,368
 Taxes Paid                                     -                      -


               See accompanying notes to financial statements

                           THE KINGSLEY COACH, INC.
                        NOTES TO FINANCIAL STATEMENTS
             For the Three Month Period Ended September 30, 2005
                                (Unaudited)

1.   PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring entries, which are necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

2.   SALE OF EQUITY

On September 15, 2005 the Company sold 666,667 shares of common stock to a private investor for $100,000, i.e. $.15 per share.

3.   NOTES PAYABLE

In July 2005, a 10% Convertible Debenture in the principal sum of $50,000 was declared in default by the creditor, who called for accelerated payment of the obligation. During the quarter ended September 30, 2005, the Company paid $10,000 toward satisfaction of the Debenture.

In August 2005, the Company entered into a compromise agreement with the holder of a note payable by the Company in the principal amount of $73,000. The Company agreed to make three monthly payments of $12,000 (a total of $36,000) by November 1, 2005. The first payment was made during the quarter ended September 30, 2005 and the last two payments were paid in October and November. This note has been satisfied in full.

                           THE KINGSLEY COACH, INC.
                        NOTES TO FINANCIAL STATEMENTS
            For the Three Month Period Ended September 30, 2005
                                 (Unaudited)

4.   INVENTORY

Inventories are stated at the lower of cost or market. Inventories at September 30, 2005 consisted of the following:

                                       September 30, 2005

         Finished goods                              0
         Work-in-process                     1,256,698
         Raw materials                         174,163
                                             ---------
         Total                             $ 1,430,861
                                             =========

5.   FACILITY CLOSING

During the past few months, the Company has been terminating the manufacturing operations that it previously carried on at its auxiliary facility in Middleburg PA. The Company now provides sales and maintenance services to its existing clients through an association with a dealer in the Middleburg area. All manufacturing operations, however, have been consolidated at the Company's facility in Zimmerman, Minnesota. The Company incurred one-time charges in the quarter ended September 30, 2005 in connection with the termination of operations in Middleburg, and will incur additional charges in the subsequent quarter.

Item 2.  Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding Kingsley Coach, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005 in the section numbered "Item 6" under the heading "Risk Factors that May Affect Future Results."

     Because these and other risks may cause Kingsley Coach's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that Headliners will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

     Results of Operations

     Kingsley Coach has experienced several years of losses, primarily due to our inability to fund production at a profitable rate. Since the beginning of calendar year 2004, we have obtained approximately $1.9 million in new investment capital from the sale of stock, convertible debt and secured debt instruments. We committed most of those funds to the purchase of components for the vehicles in our backlog. As a result, in fiscal 2005 (ending June 30, 2005), we booked $4,838,264 in sales, representing a 34% increase over fiscal 2004. We continued that growth in the first quarter of fiscal 2006, as sales grew by 107% to $1,728,330.

     Sales for the quarter remained short of our goals, however. The primary reason for the shortfall was the continuing delay in completing our sale to the Maryland State Police Department, for $1,150,000, of an emergency response vehicle. We completed in-house production of the vehicle several months ago, but the vehicle is still undergoing finishing processes at our subcontractor. At this time we expect the vehicle to be delivered during the third fiscal quarter of 2006 - i.e. the quarter ending March 31, 2006.

     Our gross margin for the quarter ended September 30, 2005 was only 13%, compared to 20% in fiscal 2005. The primary factor reducing our margin for the quarter was the fact that we recorded sales of five pre-owned coaches during the quarter. At times we accept pre-owned vehicles on consignment from existing Kingsley customers and sell them to new customers who are unwilling or unable to purchase a new-built Kingsley. Since we will have committed almost no overhead to the sale unless we incur significant carrying costs, we generally make the sales at the best available price - which often results in a margin substantially lower than we realize on sales of our new-built vehicles. On the other hand, the overall profitability of the transactions is relatively good.

     The second significant factor producing a low gross margin was our continuing effort to consolidate our manufacturing operations in our Zimmerman, Minnesota facility. During the quarter ended September 30, 2005 we continued to expand that facility by installing upgrades in Building Two. At the same time, we terminated manufacturing operations at our facility in Middleburg, Pennsylvania. The closure of our Middleburg facility led to temporary inefficiencies that were reflected in our cost of sales.

     Although sales more than doubled, our general and administrative expense increased by only 22%. The primary reason for the improvement in the ratio of G&A expense to sales was our ongoing efforts to increase manufacturing efficiency. The investment we made in our new Zimmerman facility at the beginning of fiscal 2005, although it contributed approximately $200,000 to our expenses in 2005, will enable us to operate more efficiently in coming years.

     As a result of our shortfall in sales, our low profit margin on sales, and the expenses incurred in closing our Middleburg facility, our net for the first quarter of fiscal 2005 was a loss of $293,794. This represented an improvement of $83,696 over the first quarter of fiscal 2005, but still falls well below our goals. We do not believe that the recent losses represent the true direction of our company, however. With the financial resources now at our disposal, we are taking orders with far higher margins than in the past, and will be producing vehicles efficiently in our new state-of-the-art factory. We expect, therefore, that the true direction of our company is toward profitability.

Liquidity and Capital Resources

     Kingsley Coach currently has no bank line of credit. During the past several months, however, it has obtained a limited access to financing at four independent lending institutions. These lending relationships enable us to reduce our dependence on customer deposits to fund manufacturing. In turn, as we are no longer entirely dependent on customer deposits, we are able to negotiate better prices for our vehicles. This has resulted in significantly improved margins on our new-built sales in recent months.

     At September 30, 2005 Kingsley Coach had a working capital deficit of $(1,441,722). This represented a $284,134 increase in the deficit since June 30, 2005. The increase in the deficit was approximately equal to the loss we incurred during the quarter, and was primarily attributable to the loss. Because of the loss, we were forced to utilize the $313,002 increase in customer deposits that we realized during the first quarter to service our debts and reduce our payables.

     Throughout our history, our cash flow has been a function of growth. Because demand for our vehicles is usually strong, our growth depends on our ability to finance expansion. When capital resources have become available, we generally invest in raw materials and ramp up our operations. When we have lacked capital, we have used customer deposits to fund ongoing operations, and so conserved the cash available to us. Our cash flow, therefore, provided we sustain a minimum level of operations, is essentially a function of how aggressively we grow.

     We believe that our current sales represents only a small portion of the potential market for our products. In order to fully exploit the opportunities offered by that market, we have been consolidating and expanding our manufacturing capacity. The process can only be successful, however, if we have the funds necessary to sustain growth. Accordingly, the Company continues to seek sources of financing to enable the Company to fund the growth at a rate determined by market demand.

 Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. John Merkent, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Kingsley Coach's disclosure controls and procedures as of September 30, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Kingsley Coach in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Kingsley Coach is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Merkent concluded that Kingsley Coach's system of disclosure controls and procedures was effective as of September 30, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Kingsley Coach's first fiscal quarter that has materially affected or is reasonably likely to materially affect Kingsley Coach's internal control over financial reporting.


PART II   -   OTHER INFORMATION

Item 2.   Changes in Securities and Small Business Issuer Purchase of
           Equity Securities

     (c) Unregistered sales of equity securities

     In September 2005 Kingsley Coach sold 666,667 shares of common stock to an investor. The shares were issued in consideration of $100,000 in cash paid. The issuance was exempt pursuant to Section 4(2) of the Act since the issuance was not made in a public offering and was made to an individual who had access to detailed information about Kingsley Coach and was acquiring the shares for his own account. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal year 2006.

Item 6.  Exhibits

     31  Rule 13a-14(a) Certification
     32  Rule 13a-14(b) Certification


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE KINGSLEY COACH, INC.

Date: November 18, 2005           By:  /s/ John Merkent
                                  --------------------------
                                  John Merkent, Chief Executive
                                   Officer & Chief Financial Officer