Form 10QSB
period 2005-12-31
KINGSLEY COACH INC
filed 2006-03-24
CIK 1026488

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                           Commission File No. 0-21733

                            THE KINGSLEY COACH, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

              Delaware                                  23-3003600
    ------------------------------              --------------------------
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

                           Yes  X               No
                               ---                 ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.   Yes      No   X
                                      ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:
                              March 23, 2006
                              Common Stock: 34,851,239

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                             THE KINGSLEY COACH, INC.
                             CONDENSED BALANCE SHEET
                             AS OF DECEMBER 31, 2005
                             -----------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
 Accounts receivable, net                                               129,329
 Accounts receivable - related parties                                  235,167
 Inventories, net                                                     1,138,870
                                                                    -----------
     Total Current Assets                                             1,503,366
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                             617,389
                                                                    -----------

OTHER assets
 Debt issuance costs                                                     41,536
 Prepaid expenses                                                       119,887
                                                                    -----------
     Total Other Assets                                                 161,423
                                                                    -----------

TOTAL ASSETS                                                        $ 2,282,178
------------                                                        ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                                     $    20,432
 Accounts payable                                                       739,547
 Accrued liabilities                                                    490,833
 Note payable, net                                                    1,175,867
 Customer deposits                                                    1,370,870
 Unearned revenue                                                       270,000
 Convertible debt, net                                                  576,897
                                                                    -----------
     Total Current Liabilities                                        4,644,446
                                                                    -----------

LONG-TERM LIABILITIES
 Note payable - related party                                            30,775
                                                                    -----------
 Total Long-Term Liabilities                                             30,775
                                                                    -----------

TOTAL LIABILITIES                                                     4,675,221
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.00001 par value,
  5,000,000 shares authorized, none
  issued and outstanding                                                      -
 Common stock, $0.00001 par value,
  100,000,000 shares authorized,
  34,851,239 shares issued and outstanding                                  348
 Common stock - Class B, $0.0001 par
  value, 1,000,000 shares authorized,
  1,000,000 shares issued and outstanding                                    10
 Additional paid-in capital                                           5,154,167
 Deferred compensation                                                 (167,883)
 Accumulated deficit                                                 (7,374,685)
                                                                    -----------
     Total Stockholders' Deficiency                                  (2,388,043)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 2,287,178
                                                                    ===========

           See accompanying notes to condensed financial statements.

                                    THE KINGSLEY COACH, INC.
                               CONDENSED STATEMENTS OF OPERATIONS
                               ----------------------------------
                                          (UNAUDITED)

                                    For the Three  For the Three  For the Six    For the Six
                                    Months Ended   Months Ended   Months Ended   Months Ended
                                    December 31,   December 31,   December 31,   December 31,
                                        2005           2004           2005           2004
                                    ------------   ------------   ------------   ------------
REVENUES                            $  1,019,018   $  1,499,255   $  2,747,348   $  2,393,176

COST OF SALES                           (954,237)    (1,266,884)    (2,464,029)    (2,098,744)
                                    ------------   ------------   ------------   ------------

GROSS PROFIT (LOSS)                       64,781        232,371        283,319        294,432

OPERATING EXPENSES
 General and
  administrative expense                 531,185        420,081      1,012,732        826,293
                                    ------------   ------------   ------------   ------------
     Total Operating Expenses            531,185        420,081      1,012,732        826,293
                                    ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                    (466,404)      (187,710)      (729,413)      (531,861)

OTHER INCOME (EXPENSE)
 Other income                                  -          3,900              -          3,900
 Gain on note payable settlements        378,702              -        392,921              -
 Interest expense, net                  (224,967)        (5,854)      (269,977)       (39,183)
                                    ------------   ------------   ------------   ------------
     Total Other Income (Expense)        153,735         (1,954)       122,944        (35,293)
                                    ------------   ------------   ------------   ------------

LOSS BEFORE PROVISION
 FOR INCOME TAXES                       (312,669)      (189,664)      (606,469)      (567,154)

PROVISION FOR INCOME TAXES                     -              -              -              -
                                    ------------   ------------   ------------   ------------

       NET LOSS                         (312,669)      (189,664)      (606,469)      (567,154)
                                    ============   ============   ============   ============

NET (LOSS) PER SHARE -
 BASIC AND DILUTED                  $      (0.01)  $      (0.01)  $      (0.02)  $      (0.02)
                                    ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
  BASIC AND DILUTED                   34,734,755     31,834,572     34,413,558     31,367,572
                                    ============   ============   ============   ============


                   See accompanying notes to condensed financial statements.


                                               2

                            THE KINGSLEY COACH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    For the Six    For the Six
                                                    Months Ended   Months Ended
                                                    December 31,   December 31,
                                                       2005            2004
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(606,469)     $(567,154)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                        76,267         14,026
   Stock issued for services                            12,249              -
   Amortization of note payable discount                92,939         26,971
   Gain on settlement of notes payable                (392,921)             -
   Debt issuance costs - amortization                   10,058              -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable          (65,593)      (154,852)
   Decrease in accounts receivable related party       279,035              -
   Decrease in other receivables                         3,635              -
   (Increase) decrease in inventories                  237,330       (223,260)
   (Increase) decrease in prepaid expenses             122,616         69,966
   Increase (decrease) in accounts payable            (143,373)       252,009
   Increase (decrease) in accrued liabilities           68,022        (45,674)
   Increase (decrease) in customer deposits            140,367        291,168
                                                    ------------   ------------
    Net Cash Used In Operating Activities             (165,838)      (336,800)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                    (26,516)      (238,675)
                                                    ------------   ------------
    Net Cash Used In Investing Activities              (26,516)      (238,675)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft                                         20,436              -
 Proceeds from notes payable                           381,612        781,959
 Repayments of notes payable                          (346,786)      (197,268)
 Proceeds from sale of stock                           100,000              -
                                                    ------------   ------------
    Net Cash Provided By Financing Activities          155,262        584,691
                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH                        (37,092)         9,216

Cash - beginning of PERIOD                              37,092         45,255
                                                    ------------   ------------

Cash - end of PERIOD                                 $       -      $  54,471
                                                    ============   ============

supplemental disclosure of cash flow information:

Interest paid                                        $  55,895      $  12,222
                                                    ============   ============
Taxes paid                                           $       -      $       -
                                                    ============   ============

           See accompanying notes to condensed financial statements.

                            THE KINGSLEY COACH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------

       (A) Basis of Presentation
       -------------------------

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results if operations.

       It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

       (B) Use of Estimates
       --------------------

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

       (C) Cash and Cash Equivalents
       -----------------------------

       For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

       (D) Income Taxes
       ----------------

       The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (E) Loss Per Share
       ------------------

       Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2005, the effect of 4,066,667 common share equivalents were not included in diluted weighted average common shares as the effect was anti-dilutive.

                            THE KINGSLEY COACH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)


       (F) Business Segments
       ---------------------

       The Company operates in one segment and therefore segment information is not presented.

       (G) Revenue Recognition
       -----------------------

       The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue on vehicle sales upon delivery of the product to the customer. Any additional obligations related to the product, such as service agreements, are negotiated under a separate contract; revenue from these items is recognized over the period of service as commitments are satisfied. The Company records an account receivable for revenue earned but net yet collected. An allowance for bad debt has been provided based on estimated losses. For revenue received in advance of services, the Company records a current liability classified as either deferred revenue or customer deposits.

       (H) Recent Accounting Pronouncements
       ------------------------------------

       Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised
       2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2 SALE OF EQUITY
---------------------

       On September 15, 2005 the Company sold 666,667 shares of common stock to a private investor for $100,000 or $.15 per share.

       On November 23, 2005 the Company issued 200,000 shares of common stock to a consultant specializing in shareholder relations for twelve months of services. The shares were valued at $14,000, the fair value at the date of grant. The Company recognized $2,992 of expense during the three months ended December 31, 2005.

       During the six months ended December 31, 2005, the Company recognized consulting expense of $10,000 related to two consulting agreements.

NOTE 3 NOTES PAYABLE
--------------------

       In July 2005, a 10% Convertible Debenture in the principal sum of $50,000 was declared in default by the creditor, who called for accelerated payment of the obligation. During the quarter ended September 30, 2005, the Company paid $10,000 toward satisfaction of the Debenture. As of December 31, 2005, the outstanding balance of $40,000 is included in notes payable - current.

                            THE KINGSLEY COACH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 3 NOTES PAYABLE (Continued)
--------------------

       In August 2005, the Company entered into a compromise agreement with the holder of a note payable by the Company in the principal amount of $73,000. The Company agreed to make three monthly payments of $12,000 (a total of $36,000) by November 1, 2005 and provide a coach with a book value of $22,781. The first payment was made during the quarter ended September 30, 2005 and the last two payments were paid in October and November. This note has been satisfied in full and the Company recognized a gain on the settlement of $14,219.

       In October 2005 we received financing from a new financing source. The loan is for 180 days with an interest rate of 18% in the principal amount of $100,000. The loan is secured by WIP with a value of $269,775.

       In December 2005 we received financing from a new financing source. The principal amount was $150,000 for a 90-day note, the note was unsecured. The note was fully satisfied on March 6, 2006.

       In December 2005 we received an extension for the Longview Notes Payable on a month by month basis at a rate of $22,500 on one and $7,500 on the other note.

       In December 2005, we paid $55,000 to settle a $433,702 note, which resulted in a one-time gain of $378,702.

NOTE 4 INVENTORIES
------------------

       Inventories are stated at the lower of cost or market. Inventories at December 31, 2005 consisted of the following:

                 Finished goods               $          -
                 Work-in-process                   939,706
                 Raw materials                     174,163
                                              ------------

                     Total                    $  1,113,869
                                              ============

NOTE 5 FACILITY CLOSING
-----------------------

       During the past few months, the Company has been winding down the manufacturing operations that it previously carried on at its auxiliary facility in Middleburg PA. The Company now provides sales and maintenance services to its existing clients through an association with a dealer in the Middleburg area. All manufacturing operations have been consolidated at the Company's facility in Zimmerman, Minnesota. The Company incurred one-time charges in connection with the termination of operations in Middleburg, and incurred approximately $50,000 during the quarter ended December 31, 2005.

                            THE KINGSLEY COACH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)


Note 6 RELATED PARTY DISCLOSURE
-------------------------------

       During 2005, a stockholder and officer advanced the Company $7,775 for working capital.

       During 2004, a related party loaned the Company monies for working capital. As of December 31, 2005, the closing balance due to the related party was $235,167.

       Currently we are working with our dealer who is a member of our board of directors to sell pre-owned Kingsley Coaches. During the quarter ending December 31, 2005 pre-owned coach sales totaled $409,000.

Note 7 going concern
--------------------

       As reflected in the accompanying financial statements, the Company has a working capital deficiency of $2,212,323 and a stockholders' deficiency of $3,141,080. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Note 8 Subsequent Events
------------------------

       On March 6, 2006 a Note Payable from one of our new sources of financing, in the amount of $150,000 was paid in full.

       On March 7, 2006 a loan was paid in full in the amount of $44,000. This was the first loan from our commercial bank.

Item 2 - Management's Discussion and Analysis

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
              ----------------------------------------------------

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

       Because these and other risks may cause Kingsley Coach's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this report. Readers should also take note that Kingsley Coach will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

       Results of Operation
       --------------------

       Kingsley Coach has experienced several years of losses, primarily due to our inability to fund production at a profitable rate. Since the beginning of calendar year 2004, we have obtained approximately $2.3 million in new investment capital from the sale of stock, convertible debt and secured debt instruments. We committed most of those funds to the purchase of components for the vehicles in our backlog. As a result, in fiscal 2005 (ending June 30, 2005), we booked $4,838,264 in sales, representing a 34% increase over fiscal 2004. We continued that growth in the first quarter of fiscal 2006, as sales grew by 107% to $1,728,330. Sales for the second quarter of fiscal year 2006 were $1,019,018.

       Sales for the quarter remained short of our goals, however. The primary reason for the shortfall was the continuing delay in completing our sale to the Maryland State Police Department, for $1,150,000, of an emergency response vehicle. We completed in-house production of the vehicle several months ago, but the vehicle is still undergoing finishing processes at our subcontractor. At this time we expect the vehicle to be delivered during the fourth fiscal quarter of 2006 - i.e. the quarter ending June 30, 2006.

       Our gross margin for the quarter ended December 31, 2005 was only 6%, compared to 16% in fiscal 2005. The primary factor reducing our margin for the quarter was the fact that we produced and sold some low margin used vehicles from our backlog. At times we accept pre-owned vehicles on consignment from existing Kingsley customers and sell them to new customers who are unwilling or unable to purchase a newly-built Kingsley. Since we have committed almost no overhead to the sale, we incur significantly less carrying costs, and we generally make the sales at the best available price - which often results in a margin substantially lower than we realize on sales of our current new-built vehicles. On the other hand, the overall profitability of the transactions is relatively good.

       The second significant factor producing a low gross margin was our continuing effort to consolidate our manufacturing operations in our Zimmerman, Minnesota facility. During the quarter ended December 31, 2005 we continued to expand that facility by installing upgrades in Building Two. At the same time, we terminated manufacturing operations at our facility in Middleburg, Pennsylvania. The closure of our Middleburg facility led to temporary inefficiencies that were reflected in our cost of sales.

       Sales were $1,019,018 for the second quarter 2006. General and administrative expense increased as we add management and support for our aggressive marketing, which has increased our backlog. We continue our efforts to increase manufacturing efficiency. The investment we made in our new Zimmerman facility at the beginning of fiscal 2005, although it contributed approximately $200,000 to our expenses in 2005, will enable us to operate more efficiently in coming years. As of March 23, 2006, our backlog of firm orders was $3,150,271.

       As a result of our shortfall in sales, our low profit margin on sales, and the expenses incurred in closing our Middleburg facility, our net for the first quarter of fiscal 2005 was a loss of $293,794. This represented an improvement of $83,696 over the first quarter of fiscal 2005, but still falls well below our goals. The loss for the second quarter 2006 was $312,669. The loss would have been substantially worse but for the fact that we realized a $378,702 gain from our success in negotiating lower payment terms on old debts.

       We do not believe that the recent losses represent the true direction of our company. With the financial resources now at our disposal, we are taking orders with far higher margins than in the past, and will be producing vehicles efficiently in our new state-of-the-art factory. We expect, therefore, that the true direction of our company is toward profitability.

       In the 3rd quarter 2006, Kingsley is currently developing and building another one of a kind commercial application for a Kingsley. It is a prototype, which requires our expert engineering and design and represents a large investment in our future sales. Kingsley believes, based on our extensive market research and feasibility studies and those of our clients, that there is a substantial market for this product. Therefore, although the expense of engineering and developing this project will adversely affect our bottom line in the near term, the project could provide significant orders in the future.

       Liquidity and Capital Resources
       -------------------------------

       Kingsley Coach currently has no bank line of credit. During the past several months, however, it has obtained a limited access to financing at four independent lending institutions. These lending relationships enable us to reduce our dependency on customer deposits to fund manufacturing. In turn, as we are no longer entirely dependent on customer deposits, we are able to negotiate better prices for our vehicles. This has resulted in significantly improved margins on our new-built sales in recent months.

         At December 31, 2005 Kingsley Coach had a working capital deficit of $(3,141,080). This represented a $1,699,358 increase in the deficit since

September 30, 2005. The increase in the deficit was due to the increase in the current portion of notes payable and the loss we incurred during the quarter.

       Throughout our history, our cash flow has been a function of growth. Because demand for our vehicles is usually strong, our growth depends on our ability to finance expansion. When capital resources have become available, we generally invest in raw materials and ramp up our operations. When we run short on capital as in this quarter, new management has been able to raise capital from new sources to fund ongoing operations. Our cash flow, therefore, provided we sustain a minimum level of operations, is usually a function of how aggressively we grow. In the past two years, however, we have financed our operations, in large part, by selling debt instruments. Because those instruments are now due, our ability to sustain our operations for the next years will depend on whether we can obtain replacement financing or negotiate extensions with the debtholders.

       We believe that our current sales represent only a small portion of the potential market for our products. In order to fully exploit the opportunities offered by that market, we have been consolidating our manufacturing locations and expanding our manufacturing capacity at one plant. The process can only be successful, however, if we have the funds necessary to sustain growth. Accordingly, the Company continues to seek sources of financing to enable the Company to fund the growth at a rate determined by market demand.

       Off-Balance Sheet Arrangements
       ------------------------------

       We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3 - Controls and Procedures

       Evaluation of Disclosure Controls and Procedures. John Merkent, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Kingsley Coach's disclosure controls and procedures as of December 31, 2005. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Kingsley Coach in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Kingsley Coach is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Merkent concluded that Kingsley Coach's system of disclosure controls and procedures was in effect as of December 31, 2005 for the purposes described in this paragraph.

       Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Kingsley Coach's second fiscal quarter that has materially affected or is reasonably likely to materially affect Kingsley Coach's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


Item 1 Legal Proceedings

       None.



Item 2 Unregistered Sales of Equity Securities and Use of Proceeds


(c)  Unregistered sales of equity securities
     ---------------------------------------

       On November 23, 2005 the Company issued 200,000 shares of common stock to a consultant specializing in shareholder relations for twelve months of services. The shares were valued at $14,000, the fair value at the date of grant. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and was acquiring the shares for his own account. There were no underwriters.


(e)  Purchases of equity securities
     ------------------------------

       The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal year 2006.

Item 3 Defaults upon senior securities

       None


Item 4 Submission of matters to a vote of security holders

       None.


Item 5 Other information

       None.


Item 6 Exhibits

Exhibits

       31     Rule 13a-14(a) Certification
       32     Rule 13a-14(b) Certification

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 24, 2006              THE KINGSLEY COACH, INC.

                                    By: /s/ John Merkent
                                        -------------------------------------
                                        John Merkent, Chief Executive Officer
                                        and Chief Financial Officer

--------------------------------------------------------------------------------