Form 10QSB
period 2006-03-31
KINGSLEY COACH INC
filed 2006-05-22
CIK 1026488

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-21733

                           THE KINGSLEY COACH, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

          Delaware                                      23-3003600
   ----------------------------------------------------------------------
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:
                                May 19, 2006
                                Common Stock: 34,851,239

Transitional Small Business Disclosure Format (check one):  Yes  [X]   No  [ ]

                             THE KINGSLEY COACH, INC.
                             CONDENSED BALANCE SHEET
                               AS OF MARCH 31, 2006
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
 Accounts receivable, net                               $   203,478
 Accounts receivable - related parties                      226,167
 Inventories, net                                         1,131,800
                                                         ----------
Total Current Assets                                      1,561,445

PROPERTY AND EQUIPMENT, NET                                 585,755

OTHER ASSETS
 Debt issuance costs                                         41,536
 Prepaid expenses                                           106,312
                                                         ----------
Total Other Assets                                          147,848
                                                         ----------
TOTAL ASSETS                                            $ 2,295,048
                                                         ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Cash overdraft                                         $    75,837
 Accounts payable                                           934,174
 Accrued liabilities                                        529,139
 Note payable, net                                          989,717
 Customer deposits                                        1,812,960
 Convertible debt, net                                      576,897
 Unearned revenue                                           270,000
                                                         ----------
Total Current Liabilities                                 5,188,724

LONG-TERM LIABILITIES
 Note payable - related party                                15,740
                                                         ----------
TOTAL LIABILITIES                                         5,204,464

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.00001 par value, 5,000,000
  shares authorized, none issued and outstanding                  -
 Common stock, $0.00001 par value, 100,000,000
  shares authorized, 34,851,239 shares issued
  and outstanding                                               348
 Common stock - Class B, $0.0001 par value,
  1,000,000 shares authorized, 1,000,000 shares
  issued and outstanding                                         10
 Additional paid-in capital                               5,154,167
 Deferred compensation                                     (126,508)
 Accumulated deficit                                     (7,937,433)
                                                         ----------
Total Stockholders' Deficiency                           (2,909,416)
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $ 2,295,048
                                                         ==========

See accompanying notes to condensed financial statements.

                            THE KINGSLEY COACH, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                        For the Three  For the Three  For the Nine  For the Nine
                        Months Ended   Months Ended   Months Ended  Months Ended
                          March 31,      March 31,      March 31,     March 31,
                            2006           2005           2006          2005
                       ---------------------------------------------------------
REVENUES               $  1,197,867   $   981,491    $  3,945,215  $  3,374,666

COST OF SALES            (1,165,476)     (703,455)     (3,615,287)   (2,802,199)
                        -----------    ----------     -----------   -----------
GROSS PROFIT (LOSS)          32,391       278,036         329,928       572,467
                        -----------    ----------     -----------   -----------
OPERATING EXPENSES
 General and
  administrative expense    499,045       370,895       1,525,995     1,170,216
                        -----------    ----------     -----------   -----------
Total Operating Expenses    499,045       370,859       1,525,995     1,170,216
                        -----------    ----------     -----------   -----------

LOSS FROM OPERATIONS       (466,654)      (92,859)     (1,196,067)     (597,749)
                        -----------    ----------     -----------   -----------
OTHER INCOME (EXPENSE)
 Other income                 2,500             -           2,500         3,900
 Gain on note payable
  settlements                     -             -         392,921             -
 Interest expense, net      (98,596)      (29,673)       (368,573)      (68,866)
                        -----------    ----------     -----------   -----------
Total Other Income
 (Expense)                  (96,096)      (29,673)         26,848       (64,966)
                        -----------    ----------     -----------   -----------
LOSS BEFORE PROVISION
 FOR INCOME TAXES          (562,750)     (122,532)     (1,169,219)     (662,715)

PROVISION FOR INCOME
 TAXES                            -             -               -             -
                        -----------    ----------     -----------   -----------
NET LOSS               $   (562,750)  $  (122,532)   $ (1,169,219) $   (662,715)
                        ===========    ==========     ===========   ===========
NET (LOSS) PER SHARE -
 BASIC AND DILUTED     $      (0.02)  $     (0.01)   $      (0.03) $      (0.02)
                        ===========    ==========     ===========   ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 BASIC AND DILUTED       34,851,239    32,009,572      34,558,390    31,688,572
                        ===========    ==========     ===========   ===========


See accompanying notes to condensed financial statements.

                           THE KINGSLEY COACH, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                               For the         For the
                                             Nine Months     Nine Months
                                             Ended March     Ended March
                                               31, 2006       31, 2005
                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                     $(1,169,219)    $  (662,715)
 Adjustments to reconcile net loss to
  net cash provided by/ (used in)
  operating activities:
  Depreciation and amortization                  109,402          25,400
  Stock issued for services                       58,624          44,100
  Amortization of note payable discount          102,425          26,971
  Gain on settlement of notes payable           (392,921)              -
  Debt issuance costs - amortization              10,058               -
 Changes in operating assets and
  liabilities:
  (Increase) decrease in accounts
   receivable                                   (130,001)       (177,181)
  Accounts receivable related party              226,654               -
  Other receivables                               47,512               -
  (Increase) decrease in inventories             267,177        (820,196)
  (Increase) decrease in prepaid expenses        143,954         (46,846)
  Increase (decrease) in accounts payable         51,255               -
  Increase (decrease) in accrued liabilities     106,328         548,929
  Increase (decrease) in customer deposits       582,457         382,726
                                               ---------       ---------
 Net Cash Provided By/(Used In) Operating
  Activities                                      13,705        (678,812)
                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment              (28,016)       (322,213)
                                               ---------       ---------
 Net Cash Used In Investing Activities           (28,016)       (322,213)
                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft                                   75,837               -
 Proceeds from notes payable                     381,612       1,297,988
 Repayments of notes payable                    (580,230)       (253,689)
 Proceeds from sale of stock                     100,000               -
                                               ---------       ---------
 Net Cash Provided By (Used In) Financing
  Activities                                     (22,781)      1,044,299
                                               ---------       ---------
NET INCREASE (DECREASE) IN CASH                  (37,092)         43,274

CASH - BEGINNING OF PERIOD                        37,092          45,255
                                               ---------       ---------
CASH - END OF PERIOD                         $         -     $    88,529
                                               =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Interest paid                               $    71,261     $    68,866
                                               =========       =========
 Taxes paid                                  $         -     $         -
                                               =========       =========

See accompanying notes to condensed financial statements.

                            THE KINGSLEY COACH, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2006
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

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

(E) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2006, the effect of 4,066,667 common share equivalents were not included in diluted weighted average common shares as the effect was anti-dilutive.

                            THE KINGSLEY COACH, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2006
                                  (UNAUDITED)

(F) Business Segments

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

(H) Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets
     - an amendment of APB Opinion No. 29," and SFAS No. 123R (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123R (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE 2.  SALE OF EQUITY

     On September 15, 2005 the Company sold 666,667 shares of common stock to a private investor for $100,000 or $.15 per share.

     On November 23, 2005 the Company issued 200,000 shares of common stock to a consultant specializing in shareholder relations for twelve months of services. The shares were valued at $14,000, the fair value at the date of grant. The Company recognized $6,493 of expense during the nine months ended March 31, 2006.

                            THE KINGSLEY COACH, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2006
                                  (UNAUDITED)

NOTE 2.  SALE OF EQUITY (Continued)

     During the nine months ended March 31, 2006, the Company recognized consulting expense of $52,131related to two consulting agreements.

NOTE 3.  NOTES PAYABLE

     In July 2005, a 10% Convertible Debenture in the principal sum of $50,000 was declared in default by the creditor, who called for accelerated payment of the obligation. During the quarter ended September 30, 2005, the Company paid $10,000 toward satisfaction of the Debenture. As of March 31, 2006, the outstanding balance of $40,000 is included in notes payable current.

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

     In December 2005 we received financing from a new financing source. The principal amount of $150,000 for a 90-day note, the note was unsecured. The note was fully satisfied on March 6, 2006.

     In December 2005 the holders of the $500,000 in Secured Notes that we issued in January 2005 agreed to extend the maturity date of the Notes, which were due in October 2005, provided that the Company is required to pay a fee of $30,000 for each one month extension.

     In December 2005 the Company realized a one-time gain of $378,702, when we paid $55,000 to settle a $433,702 note.

NOTE 4.  INVENTORIES

     Inventories are stated at the lower of cost or market. Inventories at December 31, 2005 consisted of the following:

     Finished goods                       $         -
     Work-in-process                          957,637
     Raw materials                            174,163
                                            ---------
     Total                                $ 1,131,800
                                            =========

                            THE KINGSLEY COACH, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2006
                                  (UNAUDITED)

NOTE 5.  FACILITY CLOSING

     During the 2006 fiscal year, the Company terminated the manufacturing operations that it previously carried on at its auxiliary facility in Middleburg PA. The Company now provides sales and maintenance services to its existing clients through an association with a dealer in the Middleburg area. All manufacturing operations, however, have been consolidated at the Company's facility in Zimmerman, Minnesota. The Company incurred one-time charges in the quarter ended September 30, 2005 in connection with the termination of operations in Middleburg, and incurred in excess of $50,000 in additional charges during the quarter ended December 31, 2005.

NOTE 6.  RELATED PARTY DISCLOSURE

     On an as-needed basis, a stockholder and officer has loaned the Company funds for working capital. The loans are interest-free. At March 31, 2006, the balance due was $15,740.

     During 2004, a related party loaned the Company monies for working capital and as of March 31, 2006, the closing balance was $226,167.

     Currently we are working with our dealer who is a member of our Board of Directors to sell pre-owned Kingsley Coaches. During the nine months ended March 31, 2006, pre-owned coach sales totaled $2,252,035.

NOTE 7.  GOING CONCERN

     As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,627,279 and a stockholders' deficiency of $2,909,416. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 8.  SUBSEQUENT EVENTS

     In April 2006 the Company issued stock options for 500,000 shares of common stock, to be exercised at $.20 per share to Russell Ratliff, a consultant to provide the company with investor relation services. The options were valued at the fair value on the date of grant and will be amortised over the life of the agreement. The company is continuing the efforts to pursue new capital sources.

     In April 2006 the Company was granted a thirty-day extension on the $100,000 Promissory Note dated October 27, 2005. The Company paid an extension fee of $1,096 (See Note 3).

Item 2 - Management's Discussion and Analysis

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

     Our sales growth was interrupted in Fall of 2005, however. Sales for the second and third quarters of fiscal year 2006 combined have been $263,861 less than sales in the second and third quarters of fiscal 2005. There have been two primary reasons for the interruption in our growth:

     * Throughout the Fall we devoted a substantial portion of our resources to completion of an emergency response vehicle ordered by the Maryland State Police Department, for $1,150,000. We completed in-house production of the vehicle several months ago, but the vehicle is still undergoing finishing processes at our subcontractor. At this time we expect the vehicle to be delivered during the fourth fiscal quarter of 2006 - i.e. the quarter ending June 30, 2006.

     * During the quarter ended March 31, 2006, management focused our entire production staff on a single commercial project. A new customer in a multi-billion dollar industry gave us 60 days to produce a customized unit specially outfitted with a wide variety of newly developed technology to meet the need of the customer's industry. Because we shipped the unit in the 4th quarter - on schedule - the project resulted in reduced 3rd quarter sales revenue. The effort, however, opens up a substantial new market for us that could provide significant orders in the future.

     Our gross margin for the nine months ended March 31, 2006 was only 8%, compared to 17% in the first nine months of fiscal 2005. Three primary factors have been responsible for the relatively low margins realized in the current fiscal year:

     * Because our efforts to complete the Maryland State Police project and the new unit did not result in sales during the reporting period, the overhead allocated to those projects has been a drag on our margin.

     * At times we accept pre-owned vehicles as a trade-in allowance from existing Kingsley customers and sell them to new customers who are unwilling or unable to purchase a newly-built Kingsley.
        In the Fall and Winter of this fiscal year we completed a number of sales of such used vehicles from our inventory. During the 3rd quarter of fiscal 2006, $663,000 of our $1,197,867 in revenue was the result of sales of used vehicles. Since we have committed almost no overhead to the sale, we incur significantly less carrying costs, and we generally make the sales at the best available price - which often results in a margin substantially lower than we realize on sales of our current new-built vehicles.

     * Our gross margin was also reduced by our continuing effort to consolidate our manufacturing operations in our Zimmerman, Minnesota facility. During the nine month period ended March 31, 2006, we continued to expand that facility by installing upgrades in Building Two. During the same period, we terminated manufacturing operations at our facility in Middleburg, Pennsylvania. The closure of our Middleburg facility led to temporary inefficiencies that were reflected in our cost of sales.

     Our general and administrative expenses increased by 35% during the quarter ended March 31, 2006 (compared to the quarter ended March 31, 2005) and by 30% during the nine months ended March 31, 2006 (compared to the nine months ended March 31, 2005). The increase is primarily attributable to the aggressive marketing program that we have introduced. The result of that program has been an increase in our backlog of $4,262,088, but has not yet resulted in an increase in revenue. We believe, however, that the new marketing program will enable us to command significantly more profitable sales contracts in the coming years. At the same time, the investments we have been making in our new Zimmerman facility will enable us to produce our vehicles far more economically than in the past. That combination should enable us to carry on efficient and profitable operations in coming years.

     As a result of our shortfall in sales, our low profit margin on sales, and the increase in our general and administrative expenses, we realized a net loss of $562,750 for the quarter ended March 31, 2006 and a net loss of $1,169,219 for the nine months ended March 31, 2006. The net loss was substantially greater than that experienced in the first nine months of fiscal 2006, primarily due to the increase in loss from operations and to a sharp rise in our interest expense. The increased interest expense was primarily attributable to funds we borrowed in January 2005 to fund the production of the vehicle for the Maryland State Policy as well as to penalties we have paid due to our inability to repay that debt on schedule. Offsetting those expenses was a one-time gain of $392,921 that we achieved by settling certain prior debts at a discount.

     We do not believe that the recent losses represent the true direction of our company, however. With the resources now at our disposal, we are taking orders with far higher margins than in the past, and will be producing vehicles efficiently in our new state-of-the-art factory. In addition, the specialty unit that we recently delivered should open up a substantial new market for us. We expect, therefore, that the true direction of our company is toward profitability.

     Liquidity and Capital Resources

     Kingsley Coach currently has no bank line of credit. During the past several months, however, we have obtained limited access to financing at four lending institutions, and are now able to offer customers two new financing options. These lending relationships enable us to reduce our dependency on customer deposits to fund manufacturing. In turn, as we are no longer entirely dependent on customer deposits, we are able to negotiate better prices for our vehicles. This will result in improved margins on our new orders.

     At March 31, 2006 Kingsley Coach had a working capital deficit of $3,627,279 The increase in the deficit since December 31, 2005 was approximately equal to the loss we incurred during the quarter. At March 31, 2006 we had no cash and our liquid assets were far outweighed by our accounts payable. In its opinion on our financial statements for the year ended June 30, 2005, our independent auditor expressed substantial doubt as to our ability to continue as a going concern. The causes that led it to that opinion have not been alleviated during the current fiscal year. Without additional cash resources, either through the sale of equity or access to credit, it is likely that we will not be able to sustain our operations at their current level for the next twelve months.

     Throughout our history, our cash flow has been a function of growth. Because demand for our vehicles is usually strong, our growth depends on our ability to finance expansion. When capital resources have become available, we generally invest in raw materials and ramp up our operations. When we run short on capital, as at present, we reduce our operating level until management is able to raise capital from new sources
to fund ongoing operations.   Our cash flow, therefore, provided we
sustain a minimum level of operations, is essentially a function of how aggressively we grow.

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

Item 3 - Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. John Merkent, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Kingsley Coach's disclosure controls and procedures as of March 31, 2006. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Kingsley Coach in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Kingsley Coach is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Merkent concluded that Kingsley Coach's system of disclosure controls and procedures was effective as of March 31, 2006 for the purposes described in this paragraph.

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


                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c)  Unregistered sales of equity securities

     None.

     (e)  Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal year 2006.

Item 3.  Defaults upon senior securities

     None

Item 4.  Submission of matters to a vote of security holders

     None.

Item 5.  Other information

     None.

Item 6.  Exhibits

     Exhibits

     31      Rule 13a-14(a) Certification
     32      Rule 13a-14(b) Certification

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 22, 2006               THE KINGSLEY COACH, INC.

                                   By:  /s/ John Merkent
                                   -------------------------------------
                                   John Merkent, Chief Executive Officer
                                    and Chief Financial Officer